Form 10-Q
period 2014-09-30
AR CAPITAL ACQUISITION
filed 2014-11-14
CIK 1615892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36669
AR Capital Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1434549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue - 14th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of November 13, 2014 was 30,900,000.

PART I

Item 1. Financial Statements.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

BALANCE SHEET
September 30, 2014
(Unaudited)

ASSETS
Current assets:
Cash	$3,016
Deferred offering costs	561,206
Total assets	$564,222
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386,043
Due to affiliate	88,800
Promissory note to affiliate	79,702
Total liabilities	554,545
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,625,000 shares issued and outstanding(1)	863
Additional paid-in capital	24,137
Deficit accumulated during the development stage	(15,323)
Total stockholder's equity	9,677
Total liabilities and stockholder's equity	$564,222

_______________

(1) On October 1, 2014, the Sponsor contributed 1,725,000 shares to the Company, which the Company cancelled, resulting in the Sponsor owning an aggregate of 6,900,000 shares of the Company's common stock (See Note 5). As a result, the par value of the corresponding common stock and additional paid-in capital was $690 and $24,310, respectively.

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS
For the Period from July 25, 2014 (Inception) to September 30, 2014
(Unaudited)

Revenues	$—
Organizational costs	(15,323)
Net loss	(15,323)
Weighted average number of common shares outstanding, basic and diluted(1)	8,625,000
Net loss per common share, basic and diluted	$0.00

_______________

(1) On October 1, 2014, the Sponsor contributed 1,725,000 shares to the Company, which the Company cancelled, resulting in the Sponsor owning an aggregate of 6,900,000 shares of the Company's common stock (See Note 5). As a result, the weighted average number of common shares outstanding basic and diluted was 6,900,000 and the net loss per common share, basic and diluted was $0.00.

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Period from July 25, 2014 (Inception) to September 30, 2014
(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Deficit accumulated during the development stage	Stockholder's Equity
Balance, July 25, 2014	—	$—	$—	$—	$—
Sale of common stock to initial stockholder on August 1, 2014 at $0.003 per share(1)	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(15,323)	(15,323)
Balance, September 30, 2014	8,625,000	$863	$24,137	$(15,323)	$9,677

_______________

(1) On October 1, 2014, the Sponsor contributed 1,725,000 shares to the Company, which the Company cancelled, resulting in the Sponsor owning an aggregate of 6,900,000 shares of the Company's common stock (See Note 5). As a result, the par value of the corresponding common stock and additional paid-in capital was $690 and $24,310, respectively.

The accompanying notes are an integral part of this statement.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS
For the Period from July 25, 2014 (Inception) to September 30, 2014
(Unaudited)

Cash flows from operating activities:
Net loss	$(15,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in accounts payable and accrued expenses	323
Net cash used in operating activities:	(15,000)
Cash flows from financing activities:
Proceeds from issuances of common stock to initial stockholder	25,000
Proceeds from promissory note from affiliate	79,702
Advances from affiliate	88,800
Payment of deferred offering costs	(175,486)
Net cash provided by financing activities:	18,016

Net increase in cash	3,016
Cash, beginning of period	—
Cash, end of period	$3,016

Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accounts payable and accrued expenses	$385,720

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1. Interim Financial Information
The accompanying unaudited interim financial statements of AR Capital Acquisition Corp. (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus dated October 1, 2014 and filed with the Securities and Exchange Commission (the “SEC”) on October 3, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the period presented. Interim results are not necessarily indicative of results for a full year.

2. Organization and Business Operations
Incorporation
The Company was incorporated in Delaware on July 25, 2014.
Sponsor
The Company’s sponsor is AR Capital, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Initial Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC") 915 "Development Stage Entities," and is subject to the risks associated with activities of development stage companies.
The Company’s management has broad discretion with respect to the Initial Business Combination. However, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
Financing
The Sponsor intends to finance the Initial Business Combination with proceeds from a public offering (the "Public Offering") and a private placement (See Notes 4 and 5).
On October 7, 2014, the Company consummated a Public Offering and private placement of its equity securities and $240,000,000 from the Public Offering and private placement was placed in the trust account (the "Trust Account") with Continental Stock Transfer & Trust Company acting as trustee.
Additionally, the Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) on August 1, 2014 to cover expenses related to the Public Offering. As of September 30, 2014, the principal amount of the Note outstanding was $79,702. The Note was payable without interest upon consummation of the Public Offering. The Note was repaid in full on October 8, 2014 (See Note 8).
Trust Account
The funds held in the Trust Account can be invested only in U.S. government treasury securities with a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.
The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Initial Business Combination
An Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account, excluding deferred underwriting commissions, advisory fees and taxes payable on the income earned by the Trust Account, at the time of the agreement to enter into the Initial Business Combination.
The Company, after signing a definitive agreement for the Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination (provided they in fact vote for or against the Initial Business Combination), for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval.
If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
The Company will only have 24 months from the closing of the Public Offering to complete its Initial Business Combination. If the Company does not complete the Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then public shares outstanding, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”) registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Fiscal Year End
The Company has selected December 31 as its fiscal year end.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

3. Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company are presented in U.S. dollars in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Development Stage Company
The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2014, the Company has neither engaged in any operations nor generated significant revenue to date. All activity through September 30, 2014 relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Deferred Offering Costs
The Company complies with the requirements of FASB ASB 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to stockholder's equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, none of the deferred offering costs totaling approximately $561,206 to date, nor underwriting commissions and advisory fees, have been charged to stockholder's equity.
Organizational Costs
Organizational costs include accounting and legal fees and the costs of incorporation. These costs are expensed as incurred. For the period of July 25, 2014 (inception) to September 30, 2014, the Company has incurred organizational costs of $15,323.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At September 30, 2014,

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

the Company has a deferred tax asset of approximately $5,210 related to organizational costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.
FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits as of September 30, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2014. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.
The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.
Recent Accounting Pronouncements
In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company is currently evaluating the impact that this pronouncement would have on the financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. Public Offering
The Public Offering initially called for the Company to offer for sale 30,000,000 units at a price of $10.00 per unit. Thereafter, the Company determined to reduce the size of the Public Offering to 24,000,000 units. Each unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one-half of one redeemable common stock purchase warrant (the “Warrants”).
On October 7, 2014, the Company completed the Public Offering pursuant to which it sold 24,000,000 units at a price of $10.00 per unit (the "Public Units") in the Public Offering. Each Public Unit consists of one share of the Company's common stock, $0.0001 par value per share, and one-half of one Warrant. Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering, provided an effective registration statement under the Securities Act exists covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to the Warrants is available (or the Company permits holders to exercise the Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.
The Company paid an upfront underwriting discount of $0.20 per Public Unit ($4,800,000 in the aggregate) to the underwriters at the closing of the Public Offering. Additional fees (the “Deferred Fees”) of $8,400,000 ($0.35 per Public Unit sold), comprised of (a) $5,760,000 payable to the underwriters for deferred underwriting commissions and (b) $2,640,000 payable to RCS Capital ("RCS"), a division of Realty Capital Securities, LLC, an entity under common control with the

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Sponsor, for financial advisory services in connection with the identification, evaluation, negotiation and completion of the Initial Business Combination, were deposited in the Trust Account at the closing of the Public Offering and will become payable to the underwriters and RCS from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination. The underwriters and RCS are not entitled to any interest accrued on the Deferred Fees.

5. Related Party Transactions
Founder Shares
On August 1, 2014, the Sponsor purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. Subsequent to the quarterly period covered by this report, on October 1, 2014, in connection with a reduction in the size of the Public Offering discussed in Note 4, the Sponsor contributed 1,725,000 Founder Shares, which the Company canceled. Thereafter, the Sponsor sold 20,000 Founder Shares at their original price to each of the Company's independent directors. Up to 900,000 Founder Shares will be subject to forfeiture by the Company's initial stockholders (or their permitted transferee) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option in connection with the Public Offering is exercised. The number of Founder Shares would represent 20% of the outstanding shares after the Public Offering.
The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (a) one year after the completion of the Initial Business Combination, or earlier if, subsequent to the Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination or (b) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).
Private Placement Warrants
The Sponsor initially agreed to purchase from the Company an aggregate of 7,750,000 Warrants at a price of $1.00 per Warrant (a purchase price of $7,750,000) in a private placement that will occur simultaneously with the completion of the Public Offering (the "Private Placement Warrants"). On October 1, 2014, in connection with a reduction in size of the Public Offering, the number of Warrants to be purchased by the Sponsor was decreased to 6,550,000 Warrants. On October 7, 2014, the Sponsor purchased from the Company an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Warrant (a purchase price of $6,550,000). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. $4,300,000 of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Initial Business Combination.
The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees (except as described in the prospectus relating to the Public Offering under “Principal Stockholders—Escrow of Founder Shares and Private Placement Warrants and Transfer Restrictions”). In addition, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by their initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Public Units. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants included in the Public Units and have no net cash settlement provisions.
If the Company does not complete an Initial Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.
Sponsor Loans
The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of the Note on August 1, 2014 to cover expenses related to the Public Offering. As of September 30, 2014, the amount of the Note outstanding was $79,702. The Note was payable without interest upon the consummation of the Public Offering. The Note was repaid in full on October 8, 2014 (See Note 8).

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Additionally, as of September 30, 2014, the Company had a due to affiliate of $88,800 to the Sponsor for costs incurred by the Company, which was repaid on October 8, 2014 (See Note 8).
Administrative Services Agreement
On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on The NASDAQ Capital Market ("NASDAQ"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company’s will cease paying these monthly fees.
M&A Advisory Agreement
On October 1, 2014, the Company entered into an agreement with RCS to act as a financial advisor in connection with the Company’s identification, negotiation and consummation of an Initial Business Combination (the “M&A Services Agreement”). The M&A Services Agreement provides that RCS will perform customary financial analyses of potential Initial Business Combination targets, assist in coordinating the business due diligence process with potential targets, assist in the Company’s review and consideration of the financial aspects of business combination proposals, assist in negotiating the financial aspects of an Initial Business Combination and provide other mutually agreed upon financial advisory services rendered in advance of a determination by the Company’s board to execute definitive documentation related to any business combination. Additionally, in the event that the Company executes a definitive agreement with respect to an Initial Business Combination, the M&A Services Agreement provides that RCS will provide post-signing and pre-closing financial advisory services as may be mutually agreed upon.
In exchange for these services, the M&A Services Agreement provides that the Company will pay RCS a transaction fee equal to 1.1% of the total gross proceeds raised in the Public Offering. This fee will be payable upon consummation of an Initial Business Combination out of the proceeds of the Trust Account released to the Company. The M&A Services Agreement also provides that the Company will reimburse RCS for reasonable out-of-pocket expenses, irrespective of whether an Initial Business Combination is consummated, and in the event that the Company fails to complete an Initial Business Combination within 24 months from the closing of the Public Offering, such out-of-pocket expenses will not be paid out of the Trust Account. The M&A Services Agreement may be terminated by either party at any time with or without cause.
Compensation Reimbursement
On October 1, 2014, the Company entered into an agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the "Compensation Reimbursement Agreement"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Registration Rights Agreement
The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed on October 1, 2014 (the "Registration Rights Agreement"). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, one year after the date of the consummation of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective common stock underlying such Warrants, 30 days after the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

6. Commitments and Contingencies
The Company initially expected to grant the underwriters a 45-day option to purchase up to 4,500,000 additional units to cover any over-allotments, at the initial public offering prices less the upfront underwriting discount. The warrants that would be issued in connection with the 4,500,000 over-allotment units are identical to the Warrants and have no net cash settlement provisions. On October 1, 2014, in connection with a reduction in size of the Public Offering, the over-allotment amount was reduced to 3,600,000 units.
 The Company paid an upfront underwriting discount of 2% of the per Public Unit offering price to the underwriters at the closing of the Public Offering, with Deferred Fees of an aggregate of 3.5% of the per Public Unit offering price payable upon the Company’s completion of an Initial Business Combination to the underwriters and RCS from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

7. Stockholder’s Equity
Common Stock - The authorized common stock of the Company includes up to 100,000,000 shares; upon completion of the Public Offering, the Company increased the authorized common stock to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On October 1, 2014, in connection with the decrease of the size of the Public Offering, the Company's initial stockholders returned to the Company 1,725,000 shares of the Company's common stock, which were cancelled by the Company, so that the initial stockholders held in the aggregate 6,900,000 shares of the Company's common stock.
Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At September 30, 2014 there were no shares of preferred stock issued and outstanding.

8. Subsequent Events
Management has performed an evaluation of subsequent events through the date of issuance of the financial statements.
On October 1, 2014, the registration statement for the Company's Public Offering was declared effective by the SEC. On October 7, 2014, the Company consummated the Public Offering of 24,000,000 of its units. The Sponsor purchased simultaneously with the consummation of the Public Offering $6,550,000 of Private Placement Warrants.
On October 1, 2014, the Sponsor contributed to the Company 1,725,000 Founder Shares, which were canceled by the Company.
Also on October 1, 2014, the Sponsor entered into a Securities Assignment Agreement, pursuant to which the Sponsor sold 20,000 Founder Shares at their original purchase price to each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, the Company’s independent directors.
On October 1, 2014, the Company’s initial stockholders entered into letter agreements with the Company, pursuant to which they agreed (A) to vote any Founder Shares and public shares owned by them in favor of any proposed business combination, (B) not to redeem any Founder Shares or public shares owned by them in connection with a stockholder vote to approve a proposed Initial Business Combination, (C) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Initial Business Combination and (D) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Initial Business Combination within 24 months from the closing of the Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within such time period.
On October 1, 2014, the Company and the Sponsor entered into an Amended and Restated Private Placement Warrants Purchase Agreement (the “Amended Warrant Purchase Agreement”), amending and restating in its entirety the Private Placement Warrants Purchase Agreement dated August 8, 2014. Pursuant to the Amended Warrant Purchase Agreement, the Company and the Sponsor agreed to decrease the number of warrants to be purchased by the Sponsor from an aggregate of 7,750,000 Warrants (or 8,650,000 if the over-allotment option is exercised in full) to an aggregate of 6,550,000 warrants (or 7,270,000 warrants if the over-allotment option is exercised in full).
On October 1, 2014, the Company entered into a Securities Escrow Agreement with the Sponsor, David Gong, P. Sue Perrotty, Dr. Robert J. Froehlich and Continental Stock Transfer & Trust Company (the “Escrow Agreement”). Pursuant to the

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Escrow Agreement, the Founder Shares and Private Placement Warrants have been placed into a segregated escrow account maintained by Continental Stock Transfer & Trust Company. The Escrow Agreement sets forth terms and conditions with respect to the sale, transfer and disposal of the Founder Shares and Private Placement Warrants as more fully described in the prospectus relating to the Public Offering under “Principal Stockholders-Escrow of Founder Shares and Private Placement Warrants and Transfer Restrictions.”
On October 1, 2014, the Company entered into a Warrant Agreement (the “Warrant Agreement”) and an Investment Management Trust Agreement (the “Trust Agreement”) with Continental Stock Transfer & Trust Company. The Warrant Agreement contains terms and conditions applicable to the Warrants and the Private Placement Warrants, and the Trust Agreement sets forth terms and conditions pursuant to which Continental Stock Transfer & Trust Company will hold the funds in the Trust Account.
On October 1, 2014, the Company entered into the M&A Services Agreement, the Compensation Reimbursement Agreement and the Registration Rights Agreement. (See Note 5 for descriptions of these agreements).
On October 1, 2014, the Company entered into an Underwriting Agreement, in which the Company granted the underwriters a 45-day option to purchase up to an additional 3,600,000 units to cover any over-allotment, at the initial public offering price less underwriting discounts. The Warrants that would be issued in connection with 3,600,000 over-allotment units are identical to the public warrants and have no net cash settlement provisions.
On October 8, 2014, the Company repaid the Note to the Sponsor for $79,702.
On October 8, 2014, the due to affiliate amount of $88,000 was repaid to the Sponsor.
On October 27, 2014, holders of the Company’s units may elect to separately trade the common stock and warrants included in the units commencing on October 29, 2014. Each unit consists of one share of common stock, $0.0001 par value per share, and one half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share. Those units not separated will continue to trade on the NASDAQ Capital Market under the symbol “AUMAU,” and each of the common stock and warrants that are separated will trade on the NASDAQ Capital Market under the symbols “AUMA” and “AUMAW,” respectively.
On October 30, 2014, the Company invested $240,000,000 in money market funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,”“we,” “our” and “us” refer to AR Capital Acquisition Corp. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
 All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the "SEC"). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
Overview
We are a blank check company, incorporated on July 25, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of a public offering (the "Public Offering") and the sale of warrants in a private placement that occurred simultaneously with the consummation of the Public Offering (the "Private Placement Warrants"), our capital stock, debt or a combination of cash, stock and debt.
Our management has broad discretion with respect to the Initial Business Combination. However, there is no assurance that we will be able to successfully effect an Initial Business Combination.
Upon consummation of the Public Offering and the sale of the Private Placement Warrants, $240,000,000 was placed in a trust account (the "Trust Account") with Continental Stock Transfer & Trust Company acting as trustee.
Results of Operations
For the period from July 25, 2014 (inception) through September 30, 2014, we had a net loss of $15,323 and incurred costs of $561,206 with regard to our Public Offering which were classified as deferred offering costs on our balance sheet.
Our entire activity from July 25, 2014 (inception) through September 30, 2014 was in preparation for the Public Offering, which was consummated on October 7, 2014. We believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business within the required 24 months from October 7, 2014.
Liquidity and Capital Resources
As of September 30, 2014, we had cash of $3,016. Until the consummation of the Public Offering, our only source of liquidity was an initial sale of our founder shares to AR Capital, LLC, a Delaware limited liability company (the “Sponsor”) and the proceeds of loans made by the Sponsor under an unsecured promissory note (the "Note") of $79,702, which was repaid upon the consummation of our Public Offering.
Subsequent to the quarterly period covered by this report, on October 7, 2014, we consummated our Public Offering of 24,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,550,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $6,550,000. In addition, the underwriters of the Public Offering paid us $500,000 as reimbursement for certain expenses incurred in connection with the Public Offering (the "Reimbursement"). We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $241,000,000, net of the non-deferred portion of the underwriting commissions of $4,800,000 (none of which were incurred from July 25, 2014 through September 30, 2014) and offering costs and other expenses of approximately $750,000. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the notes to interim financial statements included in Part I, Item 1 of this report.

Off-balance sheet financing arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay RCS Advisory Services, LLC, an entity under common control with our Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services and a compensation reimbursement agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of our officers who work on our behalf, commencing on the date our securities are first listed on The NASDAQ Capital Market. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as critical accounting policies:
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2014, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Deferred Offering Costs
We comply with the requirements of FASB ASB 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to stockholder's equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, none of the deferred offering costs totaling approximately $561,206 to date, nor underwriting commissions and advisory fees, have been charged to stockholder's equity.
Organizational Costs
Organizational costs include accounting and legal fees and the costs of incorporation. These costs are expensed as incurred. For the period of July 25, 2014 (inception) to September 30, 2014, we have incurred organizational costs of $15,323.
Income Taxes
We comply with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC") 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At September 30, 2014, we have a deferred tax asset of approximately $5,210 related to organizational costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.
FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, we have determined that it has no unrecognized tax benefits as of September 30, 2014. Our conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. We recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2014. We file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.
We may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.
Recent Accounting Pronouncements
In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. We are currently evaluating the impact that this pronouncement would have on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a blank check company, incorporated on July 25, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. We were considered in the development stage at September 30, 2014 and had not yet commenced any operations. All activity through September 30, 2014 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2014.

Item 4. Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
 During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material, pending legal proceedings.

Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 3, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Prior to the consummation of the Public Offering, on August 1, 2014, the Sponsor purchased 8,625,000 Founder Shares for $25,000, or approximately $0.003 per share. On October 1, 2014, in connection with the reduction in the size of the Public Offering discussed in Note 4 of the notes to interim financial statements, the Sponsor contributed 1,725,000 Founder Shares, which the Company cancelled. Thereafter, the Sponsor sold 20,000 Founder Shares at their original price to each of the Company's independent directors. Up to 900,000 Founder Shares will be subject to forfeiture by the Company's initial stockholders (or their permitted transferee) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option in connection with the Public Offering is exercised. The number of Founder Shares would represent 20% of the outstanding shares after the Public Offering.
The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were sold to accredited investors, and the so-called 4(a)(1-½) exemption.
Use of Proceeds from our Public Offering
Subsequent to the quarterly period covered by this report, on October 7, 2014, we consummated the Public Offering of 24,000,000 units at a price of $10.00 per unit, with each unit consisting of one share of our common stock, $0.0001 par value per share, and one-half of one Warrant. Each whole Warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering, provided an effective registration statement under the Securities Act exists covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to the Warrants is available (or the Company permits holders to exercise the Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.
The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $240,000,000. Citigroup Global Markets Inc. and Ladenburg Thalmann & Co. Inc. acted as underwriters. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-198014). The SEC declared the registration statement effective on October 1, 2014.
 We paid a total of $4,800,000 in underwriting commissions and approximately $750,000 for other costs and expenses related to the Public Offering. In addition, Citigroup Global Markets Inc. paid us $500,000 as reimbursement for certain expenses incurred in connection with the Public Offering. Citigroup Global Markets Inc. and RCS also agreed to defer $8,400,000 in underwriting commissions and advisory fees, which amount will be payable upon consummation of the Initial Business Combination if consummated. We also repaid our Sponsor $79,702 in satisfaction of an outstanding promissory note after the closing of the Public Offering.
 Simultaneously with the consummation of the Public Offering, we consummated the private sale of 6,550,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,550,000. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees (except as described in the prospectus relating to the Public Offering under “Principal Stockholders—Escrow of Founder Shares and Private Placement Warrants and Transfer Restrictions”). In addition, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by their initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Public Units (i.e. no cashless exercise). Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants included in the Public Units and have no net cash settlement provisions.
 After deducting the underwriting commissions (excluding the deferred portion of $8,400,000 in underwriting commissions and advisory fees, which amount will be payable if the Initial Business Combination is consummated) and the estimated offering expenses, the total net proceeds from the Public Offering, the private placement of Private Placement Warrants and the Reimbursement was approximately $241,000,000, of which $240,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

Item 3. Defaults upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from AR Capital Acquisition Corp.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith

AR CAPITAL ACQUISITION CORP.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AR CAPITAL ACQUISITION CORP.

Dated: November 13, 2014	By: /s/ William M. Kahane Name: William M. Kahane Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)