Form 10-K
period 2014-12-31
AR CAPITAL ACQUISITION
filed 2015-02-23
CIK 1615892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-36669
AR CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-1434549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Avenue - 14th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
Title of each class registered	Name of each exchange on which each class is registered to
Public Units, each consisting of one share of Common Stock and one-half of one Warrant	The NASDAQ Stock Market LLC
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants, exercisable for one share of Common Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant's common stock on December 31, 2014 (the last business day of the registrant's most recently completed fiscal quarter), as reported on the Nasdaq Capital Market, was approximately $232,800,000.
The number of outstanding shares of the registrant's common stock issued and outstanding on February 23, 2015 was 30,000,000 shares.

i

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K (the "Report") may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 5. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References to the “Company,”“we,” “our” and “us” refer to AR Capital Acquisition Corp. References to our "management" or our "management team" refer to our officers and directors, and references to the "Sponsor" refer to AR Capital, LLC, a Delaware limited liability company.
Item 1. Business
We are a blank check company incorporated on July 25, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our Sponsor and management team to identify and complete a business combination with one or more businesses in the asset management industry, although we may pursue business combination opportunities in other industries. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.
The registration statement for the Company's initial public offering was declared effective by the United States Securities and Exchange Commission (the "SEC") on October 1, 2014. On October 7, 2014, we completed our initial public offering of 24,000,000 units (the "Public Units"), with each Public Unit consisting of one share of our common stock, $0.0001 par value per share (the "Public Shares"), and one-half of one warrant (the "Warrants"). Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. The Public Units were sold at an offering price of $10.00 per Public Unit, generating total gross proceeds of $240,000,000. The underwriters of our initial public offering reimbursed us $500,000 for offering expenses incurred in connection with the initial public offering (the "Reimbursement").
Prior to the consummation of our initial public offering, on August 1, 2014, the Sponsor purchased 8,625,000 shares of our common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the initial public offering, the Sponsor contributed 1,725,000 Founder Shares back to the Company, which we canceled. Also on October 1, 2014, the Sponsor entered into a Securities Assignment Agreement, pursuant to which the Sponsor sold 20,000 Founder Shares at their original price to each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, our independent directors. On December 4, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with our initial public offering, our initial stockholders forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represents 20% of our issued and outstanding shares.
Simultaneously with the consummation of our initial public offering, we consummated the private sale of 6,550,000 warrants (the "Private Placement Warrants"), each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,550,000. After deducting the underwriting discounts and commissions (excluding the deferred portion of $8,400,000 in underwriting commissions and advisory fees, which amount will be payable if the initial business combination is consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement of the Private Placement Warrants was approximately $241,000,000, of which $240,000,000 (or approximately $10 per Public Unit) was placed in a trust account with Continental Stock Transfer & Company acting as trustee (the "Trust Account"). The trust proceeds are invested in permitted United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of (i) the completion of our initial business combination and (ii) the redemption of 100% of the Public Units if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering.
After payment of underwriting discounts and commissions (excluding the deferred portion of $8,400,000 in underwriting commissions and advisory fees, which amount will be payable if the initial business combination is consummated) and approximately $750,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and private placement of the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2014, there was $240,002,671 in investments held in the Trust Account and $1,570,214 (which includes the Reimbursement from the underwriters) held outside the Trust Account available for working capital purposes. As of December 31, 2014, no funds had been withdrawn from the Trust Account.
Effecting our Initial Business Combination
General
Other than searching for and evaluating potential target companies, we are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our initial business combination using cash from proceeds of our initial public offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Selecting a Target Business and Structuring our Initial Business Combination
Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions, advisory fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a due diligence review, which will include, as applicable, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our business combination.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters or the advisory fees we will pay to RCS Capital ("RCS"), a division of Realty Capital Securities, LLC, an entity under common control with the Sponsor. There will be no redemption rights upon the completion of our initial business combination with respect to our Warrants. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after our initial public offering in connection with the completion of our business combination.
Manner of Conducting Redemptions
We will provide our stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval by law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934 (the "Exchange Act"), which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed business combination, provided that a public stockholder must in fact vote for or against a proposed business combination in order to have his, her or its shares of common stock redeemed.
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either (a) tender their certificates to our transfer agent or (b) deliver their shares to the transfer agent electronically, in each case prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed business combination is not approved and we continue to search for a target company, we will promptly return any certificates delivered, or shares tendered electronically, by public stockholders who elected to redeem their shares.
Our amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval
Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our initial public offering. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20% of the shares sold in our initial public offering) for or against our initial business combination.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our Sponsor, executive officers and directors have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.
Our initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our initial stockholders acquire Public Shares after our initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted 24-month time frame.
The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering. RCS will not be entitled to receive its advisory fee in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering.
Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have more than three officers prior to the consummation of our initial business combination.
Available Information
We are required to file Annual Reports on form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g. changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Form on Form 8-K. The public may read and copy the materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statement and other information regarding issuers that file electronically with the SEC. The SEC's internet website is located at http://www.sec.gov.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating history. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we complete our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may decide to complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate the Trust Account, in which case our public stockholders may only receive $10.00 per share, and our Warrants will expire worthless.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our initial public offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Public Units, common stock and Warrants are listed on NASDAQ Capital Market ("NASDAQ"). Although we were able to meet the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on NASDAQ prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our common stock (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would need to have a minimum number of holders of our common stock (generally 300 round lot holders). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Public Units, common stock and Warrants are listed on NASDAQ and, as a result, are "covered securities". Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors in our securities are not afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, you will lose the ability to redeem all such shares in excess of 20% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient to allow us to operate until October 7, 2016, and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until October 7, 2016, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until October 7, 2016; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our Warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even though we will conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and to not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. In order to protect the amounts held in the Trust Account, our Sponsor has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, even in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing it and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares and liquidation. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants and causing such Warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and to maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus relating thereto, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public Warrants who exercise their Warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement that we entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the Founder Shares, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register such Warrants or the common stock issuable upon conversion of such Warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the shares of common stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders, holders of our Private Placement Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, there is no current basis for you to evaluate the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the asset management sector, but may also pursue acquisition opportunities in any industry or sector, except that, under our amended and restated certificate of incorporation, we will not be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no current basis for you to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the industry or sector in which the target business operates or in the operations of the particular target business. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for us. In the event we elect to pursue an investment outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to us from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to us from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 370,000,000 authorized but unissued shares of common stock available for issuance including shares reserved for issuance upon exercise of outstanding Warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, provided that, under our amended and restated certificate of incorporation, we may not, prior to our initial business combination, issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on our initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel or the hiring of ineffective personnel after the business combination could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel, including, in particular, Messrs. Schorsch and Kahane, with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We estimate that our officers will dedicate an average of 15 to 20 hours per week to our affairs, and at least 25 to 30 hours per week to their other business affairs, although they are under no obligation to devote any specific number of hours to our affairs. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to us from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 1, 2014, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after our initial public offering. On October 1, 2014, our Sponsor returned to us, at no cost, an aggregate of 1,725,000 Founder Shares, which we cancelled. Thereafter, our Sponsor sold 20,000 Founder Shares at their original purchase price to each of our independent directors. On December 4, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with our initial public offering, our Sponsor and each of our independent directors forfeited an aggregate of 900,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, on October 7, 2014, our Sponsor purchased an aggregate of 6,550,000 Private Placement Warrants, each exercisable for one share of our common stock at $11.50 per share, for a purchase price of $6,550,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. The Founder Shares are identical to the shares of common stock included in the Public Units, and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described herein, and (ii) our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed (A) to vote any Founder Shares and Public Shares owned by them in favor of any proposed business combination, (B) not to redeem any Founder Shares or Public Shares owned by them in connection with a stockholder vote to approve a proposed initial business combination, (C) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial business combination and (D) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within such time period. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of Private Placement of Warrants provided us with $240.0 million that we may use to complete our business combination (excluding an aggregate of approximately $8.4 million of deferred underwriting commissions and advisory fees being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may result in numerous economic, competitive and regulatory consequences to us. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may have a substantial adverse impact upon our operations and profitability.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

The officers and directors of an a business combination target may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of a business combination target’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination target’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of a business combination target will not wish to remain in place.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold in connection with our initial business combination. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold in connection with our initial business combination, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our Warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the prospectus associated with our initial public offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of public Warrants with the approval by the holders of at least 50% of the then outstanding public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public Warrants to make any change that adversely affects the interests of the registered holders of public Warrants. Accordingly, we may amend the terms of the public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the public Warrants with the consent of at least 50% of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued Warrants to purchase 12,000,000 shares of our common stock as part of the Public Units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,550,000 Private Placement Warrants, each exercisable to purchase one share of common stock at $11.50 per share. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Public Units in our initial public offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by their initial purchasers or their permitted transferees until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Public Unit contains one-half of one warrant and only a whole warrant may be exercised, the Public Units may be worth less than units of other blank check companies.

Each Public Unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the Warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. A holder of our Public Warrants will not be able to exercise any one-half of one warrant unless it is combined with another one-half of one warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Public Units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2015. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 405 Park Avenue, New York, New York 10022, and our telephone number is (212) 415-6500. Our executive offices are provided to us by an affiliate of our Sponsor. We have agreed to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor ("RCS Advisory"), a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We have also agreed to pay the Sponsor up to $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
As of December 31, 2014, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Public Units, common stock and Warrants are listed on NASDAQ under the symbols “AUMAU,” “AUMA” and “AUMAW,” respectively. Our common stock and Warrants began separate trading on October 29, 2014 on NASDAQ.

The following table includes the high and low sales prices for our Public Units, common stock and Warrants for the periods presented.

	Public Units(1)		Common Stock(2)		Warrants(3)
2014	High	Low	High	Low	High	Low
Fourth Quarter	$9.90	$8.84	$9.70	$9.21	$0.50	$0.20

(1)    Our Public Units began trading on NASDAQ on October 2, 2014. As a result, the figures for the fourth quarter of 2014 are for the period from October 2, 2014 through December 31, 2014.

(2)    Our common stock began separate trading on NASDAQ on October 29, 2014. As a result, the figures for the fourth quarter of 2014 are for the period from October 29, 2014 through December 31, 2014.

(3)    Our Warrants began separate trading on NASDAQ on October 29, 2014. As a result, the figures for the fourth quarter of 2014 are for the period from October 29, 2014 through December 31, 2014.
Holders
As of February 23, 2015, there was one holder of record of our Public Units, five holders of record of our common stock and two holders of record of our Warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants that we may agree to in connection therewith.

Performance Graph
The graph below compares the cumulative total return of our Public Units (the blue line in chart below) from October 2, 2014, the date that our Public Units were first listed on NASDAQ, through December 31, 2014 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our Public Units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

109.0%
107.0%
105.0%
103.0%
101.0%
99.0%
97.0%
95.0%
93.0%
10/2/2014
10/17/2014
11/1/2014
11/16/2014
12/1/2014
12/16/2014
12/31/2014
+6.08
+5.79
+1.33
AUMAU
DJIA
S&P 500

Item 6. Selected Financial Data.
The following table sets forth selected financial information derived from our audited financial statements included elsewhere in this Report for the period from July 25, 2014 (inception) through December 31, 2014. You should read the following selected financial data in conjunction with the accompanying financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations".

December 31,
Balance Sheet Data:	2014
Cash	$1,570,214
Investments held in Trust Account	$240,002,671
Total assets	$241,601,018
Common stock subject to possible redemption (at redemption value): 22,796,762 shares at December 31, 2014	$227,967,620
Total stockholders' equity	$5,000,010

Statement of Operations Data:	For the period from July 25, 2014 (inception) to December 31, 2014
Total interest income	$3,077
Total expenses	$316,265
Net loss	$(313,188)

Net loss per common share, basic and diluted	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	8,080,989

Cash Flow Data:	For the period from July 25, 2014 (inception) to December 31, 2014
Net cash used in operating activities	$(110,604)
Net cash used in investing activities	$(240,000,000)
Net cash provided by financing activities	$241,680,818

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report.
Overview
We are a blank check company incorporated on July 25, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our Sponsor and management team to identify and complete a business combination with one or more businesses in the asset management industry, although we may pursue business combination opportunities in other industries. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. We intend to effectuate our initial business combination using cash from proceeds of our initial public offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
Results of Operations

For the period from July 25, 2014 (inception) through December 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and cash outside of trust. As of December 31, 2014, $240,002,671 of investments was held in the Trust Account (including $8,400,000 of deferred underwriting commissions and advisory fees and $6,550,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $1,570,214, $59,921 in accounts payable and accrued expenses, $95,056 in due to affiliates and $78,411 in state franchise taxes. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of (i) the completion of our initial business combination and (ii) the redemption of 100% of the Public Shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering. Through December 31, 2014, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the period from July 25, 2014 (inception) through December 31, 2014, we earned $3,077 in interest income from investments held in the Trust Account and cash held outside of trust. All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have entered into an agreement to pay RCS Advisory a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date our securities were first listed on NASDAQ. We also entered into an agreement to pay our Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of our officers, who work on our behalf, commencing on the date our securities were first listed on NASDAQ. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from July 25, 2014 (inception) through December 31, 2014, we have incurred a total of $74,193 under these agreements, which comprised of $29,677 payable to RCS Advisory and $44,516 payable to our Sponsor.

Liquidity and Capital Resources

For the period from July 25, 2014 (inception) through December 31, 2014, we disbursed an aggregate of approximately $110,604 out of the proceeds of our initial public offering not held in trust, for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous expenses.

We believe that we have sufficient available funds outside of the Trust Account to operate through October 7, 2016, assuming that a business combination is not consummated during that time. However, we cannot assure you that this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the financial statements included elsewhere in this Report, at December 31, 2014 included elsewhere in this Report, we had cash outside of trust in the amount of $1,570,214 and $95,056 in due to affiliates.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay RCS Advisory a total of $10,000 per month for office space, utilities, secretarial support and administrative services and a compensation reimbursement agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of our officers who work on our behalf, commencing on the date our securities were first listed on NASDAQ. Upon the earlier of the completion of the initial business combination or our liquidation, we will cease paying these monthly fees.
Significant Accounting Estimates and Critical Accounting Policies
We have identified the following as critical accounting policies:
Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net loss per Common Share

Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 8,080,989 for the period from July 25, 2014 (inception) to December 31, 2014 takes into effect the 8,625,000 shares issued on July 24, 2014 to the Sponsor; the 1,725,000 Founder Shares forfeited as a result of a reduction in the size of the Public Offering on October 1, 2014, the aggregate of 60,000 shares transferred by the Sponsor to David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich (our independent directors), on October 1, 2014; 24,000,000 shares sold in our initial public offering and outstanding since October 7, 2014; and the aggregate of 900,000 Founder Shares forfeited by the Initial Stockholders on December 4, 2014 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering. The 18,550,000 Warrants related to our initial public offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Redeemable Common Stock

All of the 24,000,000 shares of common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such shares under our liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem the units sold in our initial public offering in an amount that would cause our net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carry value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Fair Value of Financial Instruments
The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

We comply with the requirements of FASB ASB 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering and that were charged to stockholder's equity upon the completion of the initial public offering. Offering costs of $13,294,182 (including $13,200,000 in underwriting commissions and advisory fees and $94,182 in fees in connection with the initial public offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.

Organizational Costs

Organizational costs include accounting and legal fees and the costs of incorporation. These costs are expensed as incurred. For the period of July 25, 2014 (inception) to December 31, 2014, we have incurred organizational costs of $22,979.

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

Income Taxes

We comply with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC") 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2014, we have a deferred tax asset of approximately $134,876 related to startup costs, organizational costs, and net operating loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, we have determined that we have no unrecognized tax benefits as of December 31, 2014. Our conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. We recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2014. We file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. We may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. We have adopted this standard on January 1, 2015.

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is permitted. We are currently evaluating the adoption of this ASU and its impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
Item 8. Financial Statements and Supplementary Data.
The information required by this item appears beginning on page F-1 following the signature pages of this Report and is incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position
Nicholas S. Schorsch	53	Chairman of the Board of Directors
William M. Kahane	66	Chief Executive Officer and Director
Nicholas Radesca	49	Chief Financial Officer, Treasurer and Secretary
Yoav Wiegenfeld	42	Chief Acquisitions Officer
David Gong	65	Independent Director
P. Sue Perrotty	61	Independent Director
Dr. Robert J. Froehlich	61	Independent Director

Nicholas S. Schorsch has been our chairman of the Board of Directors since August 1, 2014. Mr. Schorsch has served as a director of the general partner of American Energy Capital Partners -Energy Recovery Program, LP (“AERP”) since its formation in October 2013. Mr. Schorsch served as chairman of the board of directors of American Realty Capital Trust V, Inc. ("ARCT V") from its formation in January 2013 until February 2015 and served as chief executive officer of ARCT V from its formation until December 2014. Mr. Schorsch served as the chairman of American Realty Capital Global Trust, Inc. ("ARC Global") from its formation in July 2011 until February 2015 and served as its chief executive officer of ARC Global from its formation until October 2014. Mr. Schorsch served as chief executive officer of American Realty Capital Properties, Inc. (“ARCP”) from its inception in December 2010 until October 2014 and served as the chairman of the Board of Directors of ARCP from its inception until December 2014. Mr. Schorsch served as executive chairman of the board of directors of RCAP from February 2013 until December 2014. Mr. Schorsch served as chairman of the board of directors of American Realty Capital Trust, Inc. (“ARCT”) from August 2007 until January 2013, when ARCT closed its merger with Realty Income Corporation (NYSE: O); and as the chief executive officer of ARCT from its formation in August 2007 until March 2012. Mr. Schorsch served as chairman and chief executive officer of New York REIT, Inc., (“NYRT”) from its formation in October 2009 until December 2014. Mr. Schorsch served as the chairman and the chief executive officer of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) from its formation in July 2010 until December 2014. Mr. Schorsch served as the executive chairman of the board of American Realty Capital Healthcare Trust, Inc. (“ARC HT”) from March 2014 until January 2015 when HCT closed its merger with Ventas, Inc. (NYSE: VTR) and served as the chairman and the chief executive officer of ARC HT from its formation in August 2010 until March 2014. Mr. Schorsch served as chairman and the chief executive officer of Business Development Corporation of America (“BDCA”) from its formation in May 2010 until December 2014 and Business Development Corporation of America II (“BDCA II”) from April 2014 until December 2014. Mr. Schorsch served as the chairman and chief executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”) from its formation in September 2010 until December 2014. Mr. Schorsch served as chairman and chief executive officer of American Realty Capital Trust III, Inc. (“ARCT III”) from its formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Schorsch also served as the chief executive officer and chairman of the board of directors of American Realty Capital Trust IV, Inc. (“ARCT IV”), beginning with its formation in February 2012 until the closing of the merger of ARCT IV with ARCP in January 2014. Mr. Schorsch served as the executive chairman of the board of directors of American Realty Capital Healthcare Trust II, Inc. (“ARC HT II”) from March 2014 until December 2014 and previously served as chairman of the board of ARC HT II from its formation in October 2012 until March 2014. Mr. Schorsch served as the chairman of the board of directors of ARC Realty Finance Trust, Inc. (“ARC RFT”) from November 2012 until November 2014. Mr. Schorsch served as chief executive officer of the advisor to Phillips Edison Grocery Center REIT II, Inc. (“PE-ARC II”) from July 2013 until December 2014. Mr. Schorsch served as the chairman of the board of directors of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) from its formation in July 2013 until December 2014. Mr. Schorsch has served as chief executive officer of the advisor to United Development Funding Income Fund V (“UDF V”) since September 2013. Mr. Schorsch served as chief executive officer of American Realty Capital New York City REIT, Inc. (“ARC NYCR”) from its formation in December 2013 until November 2014 and as chairman of the board of directors of ARC NYCR from its formation until December 2014. Mr. Schorsch served as chairman of Cole Credit Property Trust, Inc., Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Corporate Income Trust, Inc. and Cole Office & Industrial REIT (CCIT II), Inc. from the close of ARCP’s acquisition of Cole Real Estate Investments, Inc. (“Cole”) in February 2014 until December 2014. From September 2006 to July 2007, Mr. Schorsch was chief executive officer of American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice chairman of American Financial Realty Trust (“AFRT”) from its inception as a REIT in September 2002 until August 2006. AFRT was a publicly traded REIT (which was listed on the NYSE within one year of its inception) that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets that were net leased to tenants in the financial services industry, such as banks and insurance companies. Through American Financial Resource Group (“AFRG”) and its successor corporation, AFRT, Mr. Schorsch executed in excess of 1,000 acquisitions, both in acquiring businesses and real estate property with transactional value of approximately $5.0 billion, while also operating offices in Europe that focused on sale and leaseback and other property transactions in Spain, France, Germany, Finland, Norway and the United Kingdom. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young. From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of AFRG, AFRT’s predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Prior to AFRG, Mr. Schorsch served as president of a non-ferrous metal product manufacturing business, Thermal Reduction Corporation. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corrpro (NYSE) in 1994. Mr. Schorsch attended Drexel University.

We believe that Mr. Schorsch’s current and prior experience as a director and/or executive officer of the companies described above and his significant real estate acquisition and credit underwriting experience, make him well qualified to serve as chairman of our board of directors.

William M. Kahane has served as our chief executive officer since August 1, 2014. Mr. Kahane has served as a director of ARC NYCR since its formation in December 2013 and was appointed as executive chairman in December 2014. Mr. Kahane has served as the chief executive officer and president of ARC DNAV since November 2014 and was appointed as a director and as chairman of the board of directors of ARC DNAV in December 2014. Mr. Kahane also previously served as a director of ARC DNAV from September 2010 until March 2012 and as chief operating officer and secretary of ARC DNAV from November 2014 until December 2014. Mr. Kahane has served as an executive officer of ARCT V since November 2014 and in December 2014 was appointed as chief executive officer. Mr. Kahane has served as chairman of ARCT V since February 2015. Mr. Kahane served as chief operating officer, treasurer and secretary of ARC Global from October 2014 until February 2015. Mr. Kahane was appointed as executive chairman of ARC Global in February 2015. Mr. Kahane has served as the executive chairman of the board of directors of American Realty Capital Global Trust II, Inc. (“ARC Global II”) since December 2014. Mr. Kahane previously served as the chief operating officer, treasurer and secretary of ARC Global II from October 2014 until December 2014. Mr. Kahane was appointed a director of ARC HOST in February 2014 and was appointed as executive chairman in December 2014. Mr. Kahane previously served as the chief executive officer and president of ARC HOST from August 2013 to November 2014. Mr. Kahane has served as a director of ARC RFT since November 2014 and was appointed as chairman in December 2014. Mr. Kahane has served as a director of ARC RCA since its formation in July 2010 and also served as an executive officer of ARC RCA from its formation in July 2010 until March 2012 and from November 2014 to December 2014, Mr. Kahane served as chief operating officer and secretary of ARC RCA. Mr. Kahane has served as the president of ARC RCA since November 2014 and was appointed as the chairman of the board of directors of ARC RCA and the chief executive officer of ARC RCA in December 2014. Mr. Kahane was appointed as a director and as the chairman of the board of directors of American Realty Capital - Retail Centers of America II, Inc. (“ARC RCA II”) in December 2014 and has served as chief executive officer of ARC RCA II since November 2014. Mr. Kahane has served as the president of ARC RCA II since October 2014. Mr. Kahane previously served as chief operating officer and secretary of ARC RCA II from October 2014 to December 2014. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Healthcare Trust III, Inc. (“ARC HT III”) in December 2014. Mr. Kahane served as a director of ARCP from February 2013 to June 2014. He also served as a director and executive officer of ARCP from December 2010 until March 2012. Mr. Kahane served as an executive officer of ARCT from its formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane has also served as a director of NYRT since its formation in October 2009 and was appointed as executive chairman in December 2014. Mr. Kahane also previously served as president and treasurer of NYRT from its formation in October 2009 until March 2012. Mr. Kahane served as a director of ARC HT from its formation in August 2010 until the completion of its merger with Ventas, Inc. in January 2015. Mr. Kahane previously served as an executive officer of ARC HT from its formation until March 2012. Mr. Kahane served as an executive officer of ARCT III from its formation in October 2010 until April 2012. Mr. Kahane has served as a director of ARC HT II since March 2013 and was appointed as executive chairman in December 2014. Mr. Kahane served as a director of PECO II from August 2013 until January 2015. Mr. Kahane also has been the interested director of BDCA since its formation in May 2010 and BDCA II since April 2014. Until March 2012, Mr. Kahane was also chief operating officer of BDCA. Mr. Kahane served as a director of RCAP from February 2013 until December 2014, and served as chief executive officer of RCAP from February 2013 until September 2014. Mr. Kahane has served as a director of Cole Real Estate Income Strategy (Daily NAV), Inc. from February 2014 until December 2014, and served as a director of Cole Credit Property Trust, Inc. from May 2014 until February 2014. Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and

China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979 where he worked on the development of hotel properties in Hawaii and California. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., or Morgan Stanley, specializing in real estate, including the lodging sector becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Schorsch while a trustee at American Financial Realty Trust, or AFRT, from April 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane served as a managing director of GF Capital Management & Advisors LLC, or GF Capital, a New York-based merchant banking firm, where he directed the firm’s real estate investments, from 2001 to 2003. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business.

We believe that Mr. Kahane’s current and prior experience as a director and/or executive officer of the companies described above and his significant investment banking experience in real estate make him well qualified to serve as a member of our board of directors.

Nicholas Radesca has served as our chief financial officer, treasurer and secretary since August 1, 2014. Mr. Radesca has served as the chief financial officer and treasurer of AERP’s general partner since October 2013, as chief financial officer of ARC DNAV since January 2014, as chief financial officer of ARCT V since January 2014, as chief financial officer and treasurer of ARC RFT since January 2013, as chief financial officer and treasurer of BDCA since February 2013. Mr. Radesca served as the chief financial officer of ARC RCA from May 2014 until December 2014, as the chief financial officer of ARC RCA II from its formation until December 2014, as the interim chief financial officer, treasurer and secretary of ARC HOST from May 2014 until December 2014. Prior to joining American Realty Capital in December 2012, Mr. Radesca was employed by Solar Capital Management, LLC, from March 2008 to May 2012, where he served as the chief financial officer and corporate secretary for Solar Capital Ltd. and its predecessor company, and Solar Senior Capital Ltd., both of which are publicly traded business development companies. From 2006 to February 2008, Mr. Radesca served as the chief accounting officer at iStar Financial Inc. (“iStar”), a publicly traded commercial REIT, where his responsibilities included overseeing accounting, tax and SEC reporting. Prior to iStar, Mr. Radesca served in various senior accounting and financial reporting roles at Fannie Mae, Del Monte Foods Company, Providian Financial Corporation and Bank of America. Mr. Radesca has more than 20 years of experience in financial reporting and accounting and is a licensed certified public accountant in New York and Virginia. Mr. Radesca holds a B.S. in accounting from the New York Institute of Technology and an M.B.A. from the California State University, East Bay.

Yoav Wiegenfeld has served as our chief acquisitions officer since October 2014. Mr. Wiegenfeld has served as a managing director of our Sponsor since June 2014. Prior to joining our Sponsor, Mr. Wiegenfeld was employed by Barclays Capital (formerly Lehman Brothers), from September 2005 to June 2014, where he served as managing director in the investment banking division. At Barclays, Mr. Wiegenfeld led the origination and execution efforts of blind pool and permanent capital vehicles, as well as the development and marketing of various structured M&A and capital markets transactions to investment banking clients. In this capacity, he worked on multiple capital raising and M&A transactions for acquisition companies and asset management companies. Mr. Wiegenfeld holds a B.A. in economics, an LL.B and an LL.M from Tel-Aviv University and an LL.M from the New York University School of Law.

David Gong has served on our board of directors as an independent director since October 2014. Mr. Gong has also served as the lead independent director of ARCT V since January 2013 and as independent director of ARC RCA since February 2011.  Mr. Gong served as an independent director of ARCT III from January 2011 until the close of its merger with ARCP in February 2013, as an independent director of ARC HT II from March 2013 until February 2015 and as an independent director of ARCP from July 2011 until October 2012. Mr. Gong has over 25 years of experience in global asset management. Mr. Gong has served as a director of Helios Capital LLC’s Helios Strategic Fund since its inception in January 2005. From August 2004 to February 2005, Mr. Gong served as a consultant to AFRT. During such time, he sourced and structured, from a tax and legal perspective, potential bank branch acquisitions in Asia. From August 2002 to July 2004, Mr. Gong served as the managing director of Ankar Capital Management, a New York based investment advisory firm. While at Ankar, Mr. Gong managed the firm’s private equity group in the Singapore office. From February 1990 to January 2001, Mr. Gong served as a senior partner and international portfolio manager at Ardsley Partners, also a New York based investment advisory firm, where he managed several emerging market hedge funds, including the Ardsley Pacific Fund. From September 1981 to January 1990, Mr. Gong served as an equity portfolio manager at T. Rowe Price where he also assisted in the establishment of the firm’s Hong Kong office. He previously served as a director of Alliance Capital Management, LLC’s Turkish Growth Fund from October 1993 to

December 2000 and India Liberalization Fund from December 1993 to December 2003. Mr. Gong received a B.A. from the University of California, Berkeley, a J.D. from the University of California, Davis where he earned Order of the Coif honors and an M.B.A. from Stanford University’s Graduate School of Business.

We believe that Mr. Gong’s current and prior experience as an independent director, his extensive experience in global asset management, his experience in sourcing and structuring potential bank branch acquisitions in Asia for AFRT, and his educational background, make him well qualified to serve as a member of our Board of Directors.

P. Sue Perrotty has served on our board of directors as an independent director since October 2014. Ms. Perrotty has served as an independent director of ARC HTIII since August 2014 and ARC NYRT since September 2014. Ms. Perrotty also served as an independent director of ARC HT from November 2013 until the completion of its merger with Ventas, Inc. in January 2015, ARC DNAV from August 2013 until August 2014 and ARC HOST from September 2013 to September 2014. Ms. Perrotty has served as president and chief executive officer of AFM Financial Services in Cranford, New Jersey since April 2011. Ms. Perrotty also has been an investor and advisor to several small businesses and entrepreneurs in varying stages of development since August 2008. Ms. Perrotty served in the administration of Governor Edward G. Rendell as chief of staff to First Lady, Judge Marjorie Rendell from November 2002 through August 2008. Ms. Perrotty held the position of executive vice president and head of Global Operations for First Union Corp. as a member of the Office of the Chairman from January 2001 to January 2002. Prior to that time, Ms. Perrotty was Banking Group head for the Pennsylvania and Delaware Banking Operations of First Union from November 1998 until January 2001. Ms. Perrotty joined First Union through the merger with Corestates Bank where she served as executive vice president and head of IT and Operations from April 1996 until November 1998. Ms. Perrotty also served as senior executive vice president and head of all Consumer Businesses including Retail Banking, Mortgage Banking, Product Development and Marketing as well as strategic customer information and delivery system development. Ms. Perrotty was a member of the chairman’s staff in each of the companies she served. Ms. Perrotty serves on several boards including the Board of Trustees of Albright College, where she is currently chair of the Finance Committee and member of the Investment and Property subcommittees. Ms. Perrotty also serves as vice chair of the Berks County Community Foundation, and as development chair for the Girls Scouts of Eastern PA Board. Ms. Perrotty has received several awards for community leadership and professional accomplishments including the PA 50 Best Women in Business, the Franciscan Award from Alvernia University, the Albright College Distinguished Alumni Award, the Women of Distinction Award from the March of Dimes, Taking the Lead Award from the Girl Scouts of Eastern PA and the 2006 Champion of Youth Award from Olivet Boys & Girls Club. Ms. Perrotty is a graduate of Albright College with a Bachelor of Science degree in Economics and was also awarded an Honorary Doctor of Laws degree from Albright College in 2010.

We believe that Ms. Perrotty’s current and prior experience as an independent director, her prior business experience and her leadership qualities make her well-qualified to serve on the board of directors.

Dr. Robert J. Froehlich has served on our board of directors as an independent director since October 2014. Dr. Froehlich was appointed as an independent director of ARC RFT and ARC HT II in January 2013 and has served as an independent director of ARC DNAV since November 2012. Dr. Froehlich has over 35 years of experience in and around Wall Street. Dr. Froehlich currently serves as an independent director for privately held company, Davidson Investment Advisors, Inc. Appointed in July 2009, Davidson manages over $1 billion in client assets. Since 2013, Dr. Froehlich has served as a trustee of Highland Capital Mutual Funds, a mutual fund company with $3.5 billion under management. In addition, Dr. Froehlich has served as the lead independent trustee of Realty Capital Income Funds, a group of mutual funds sponsored by our Sponsor, since 2013. Dr. Froehlich also has served as chief executive officer, president, owner and chairman of the board of directors of the Kane County Cougars Baseball Club, a Class “A” minor league affiliate of the Chicago Cubs, since 2014. In July 2014, Dr. Froehlich was appointed as an independent director for NexPoint Capital, Inc., a business development corporation headquartered in Dallas, Texas. In August 2014, Dr. Froehlich was appointed to the advisory board of Internet Connectivity Group, Inc., a private full service digital media firm headquartered in Lake Forest, California. He began his career in the public sector from December 1975 to April 1978, as a budget analyst for the City of Dayton, Ohio, with a budget of $100 million. From May 1978 to February 1981, he served as the chief financial officer for Montgomery County, Ohio's Water & Sewer District with annual operating revenues of $75 million. In March 1981, he was appointed the first city manager for Beavercreek, Ohio, as one of the youngest city managers in Ohio, with an operating budget of $5 million. Dr. Froehlich served there until April 1985, when he transitioned to the private sector as a senior executive with Ernst & Whinney from May 1985 to September 1989, where he was responsible for a national practice that conducted financial feasibility studies and financial consulting to tax exempt entities. From October 1989 to January 1997, he held several senior executive roles at Van Kampen Merritt which after its merger with American Capital became Van Kampen American Capital, with over $50 billion in assets across 75 different mutual funds. Dr. Froehlich began there as the Director of Municipal Research and left as the firm's first Chief Investment Strategist. In February 1997, he then joined Kemper Funds, with $75 billion in assets among 50 different funds, as their vice chairman. In January 2001, he was appointed vice chairman of Scudder Investments, when Scudder Funds merged with Kemper Funds. Combined, they had assets of over $200 billion in 129 funds. In April 2002, when Deutsche Bank acquired Scudder Investments, Dr. Froehlich was named vice chairman of Deutsche Asset Management, a role he held until September 2009. In September 2009, until his retirement in April 2012, Dr. Froehlich was a senior executive with The Hartford Mutual Funds, where he also served as an officer of all 55 funds, with assets totaling $84 billion. Dr. Froehlich also served on the board of trustees of the University of Dayton from January 1998 to October 2008. While on the board he was on the executive committee and served as chairman of the investment committee, overseeing a $500 million endowment. From October 1989 to February 1997, he served as a director for McCarthy, Crisanti & Maffei, Inc., a privately held economic research firm with revenues of $75 million, and a wholly owned subsidiary of Xerox Financial Corporation. He received his Ph.D. from California Coast University in 1979, M.A. from Central Michigan in 1978, M.P.A. from the University of Dayton in 1976 and a B.A. from the University of Dayton in 1975. In 2008, he was awarded an Honorary Doctorate of Commercial Sciences from the board of trustees of Central Michigan University.

We believe that Dr. Froehlich’s experience as an independent director, his expertise in United States and global economics, global currencies and financial markets, public policy and politics and United States and global demographic trends, make him well qualified to serve on our board of directors.

Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Dr. Froehlich, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Perrotty and Mr. Gong, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Schorsch and Kahane, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee and compensation committee of a listed company be comprised solely of independent directors. Although, we do not believe a compensation committee is necessary prior to our initial business combination as there will be no salary, fees, or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in the prospectus associated with our initial public offering, we have established one in order to comply with NASDAQ listing standards.

Audit Committee

We established an audit committee of our board of directors in connection with our initial public offering. Mr. Gong, Ms. Perrotty and Dr. Froehlich serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Gong, Ms. Perrotty and Dr. Froehlich are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Perrotty qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of our board of directors in connection with our initial public offering. The members of our compensation committee are Mr. Gong, Ms. Perrotty and Dr. Froehlich, who serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee is required to consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Mr. Gong, Ms. Perrotty, and Dr. Froehlich. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in Section 3.2 of our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics and Audit and Compensation Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement associated with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the period from July 25, 2014 (inception) through December 31, 2014, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with.
Item 11. Executive Compensation.
Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. We have agreed to pay RCS Advisory an entity under common control with the Sponsor, a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and to the Sponsor (ii) up to $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Compensation Committee Interlocks and Insider Participation
None.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of February 23, 2015, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding 30,000,000 shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
AR Capital, LLC (the Sponsor) (2)	5,947,827	19.8%

Nicholas S. Schorsch (2)(3)	5,947,827	19.8%

William M. Kahane (2)(3)	5,947,827	19.8%

David Gong (4)	17,391	*

P. Sue Perrotty (4)	17,391	*

Dr. Robert J. Froehlich (4)	17,391	*

Luxor Capital Group, LP (5)	4,000,000	13.3%

Arrowgrass Capital Partners (US) LP (6)	2,203,701	7.3%

Fir Tree Inc. (7)	2,600,000	8.7%

All directors and executive officers as a group (seven individuals)	6,000,000	20.0%

* Less than one percent.
(1) Unless otherwise noted, the business address of each of the following is 405 Park Avenue, New York, NY 10022.
(2) On July 25, 2014, the Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 1, 2014, in connection with a reduction in the size of the initial public offering, the initial stockholders forfeited an aggregate of 1,725,000 Founder Shares, which the Company has cancelled. Thereafter, the Sponsor transferred an aggregate of 60,000 Founder Shares to our independent directors for a price of approximately $0.003 per share. As a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering, the initial stockholders forfeited an aggregate of 900,000 Founder Shares on December 4, 2014, which the Company has cancelled.
(3) Nicholas S. Schorsch and William M. Kahane are members of our Sponsor. The shares are owned by our Sponsor, and Nicholas S. Schorsch and William M. Kahane share voting and dispositive control over the shares.
(4) David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, respectively, hold 17,391 Founder Shares.
(5) According to a Schedule 13G filed with the SEC on October 28, 2014 on behalf of Luxor Capital Partners, LP, a Delaware limited partnership ("Onshore Fund"), Luxor Capital Partners Offshore, Ltd., a Cayman Islands limited partnership ("Offshore Feeder Fund"), Luxor Capital Partners Offshore Master Fund, LP, a Cayman Islands limited partnership ("Offshore Master Fund"), LCG Holdings, LLC, a Delaware limited liability company ("LCG Holdings"), Luxor Capital Group, LP, a Delaware limited partnership ("Luxor Capital Group"), Luxor Management, LLC, a Delaware limited liability company ("Luxor Management") and Christian Leone, the Onshore Fund directly owned 1,868,783 shares of common stock and the Offshore Master Fund directly owned 2,131,217 shares of common stock.  The Offshore Feeder Fund, as the owner of a controlling interest in the Offshore Master Fund, may be deemed to have beneficially owned the shares of common stock owned directly by the Offshore Master Fund. LCG Holdings, as the general partner of the Onshore Fund and the Offshore Master Fund may be deemed to have beneficially owned the 4,000,000 shares of common stock owned directly by the Onshore Fund and the Offshore Master Fund. Luxor Capital Group, as the investment manager of the Onshore Fund, the Offshore Feeder Fund and the Offshore Master Fund (colletively, the "Funds"), may be deemed to have beneficially owned the 4,000,000 shares of common stock beneficially owned by the Funds. Luxor Management, as the general partner of Luxor Capital Group, may be deemed to have beneficially owned the 4,000,000 shares of common stock beneficially owned by Luxor Capital Group and Mr. Leone, as the managing member of Luxor Management, may be deemed to have beneficially owned the 4,000,000 shares of common stock beneficially owned by Luxor Management. The business address of each of the Onshore Fund, Luxor Capital Group, Luxor Management, LCG Holdings and Mr. Leone is 1114 Avenue of the Americas, 29th Floor, New York, New York 10036. The business address of each of the Offshore Master Fund and the Offshore Feeder Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(6) According to a Schedule 13G filed with the SEC on February 4, 2015 on behalf of Arrowgrass Capital Partners (US) LP, a Delaware limited partnership ("ACP") and Arrowgrass Capital Services (US) Inc., a Delaware corporation ("ACS"), ACP and ACS share voting and dispositive power over the shares reported above. The business address of this stockholder is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.
(7) According to a Schedule 13G filed with the SEC on February 17, 2015 on behalf of Fir Tree Inc., a New York corporation ("Fir Tree"), the shares reported above include shares purchased by certain private investment funds for which Fir Tree serves as the investment manager (the "Fir Tree Funds"). Fir Tree is the investment manager of the Fir Tree Funds, and has been granted investment discretion over portfolio investments, including the common stock of the Company held by the Fir Tree Funds. The business address of this stockholder is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Founder Shares

On August 1, 2014, the Sponsor purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the initial public offering, the Sponsor contributed 1,725,000 Founder Shares back to the Company, which the Company canceled. Thereafter, the Sponsor sold 20,000 Founder Shares at their original price to each of the Company's independent directors. On December 4, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with our initial public offering, our initial stockholders forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represents 20% of the outstanding shares.
The Founder Shares are identical to the common stock included in the Public Units sold in the initial public offering except that the Founder Shares are subject to certain transfer restrictions. The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (a) one year after the completion of the initial business combination, or earlier if, subsequent to the initial business combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the initial business combination or (b) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

	Ownership of Founder Shares
	Sponsor	Independent Directors	Total Founder Shares
Sale of common stock to initial stockholder on August 1, 2014	8,625,000	—	8,625,000
Forfeiture of shares on October 1, 2014(1)	(1,725,000)	—	(1,725,000)
Sale of Founder Shares to Company's independent directors on October 1, 2014	(60,000)	60,000	—
Forfeiture of shares on December 4, 2014(2)	(892,173)	(7,827)	(900,000)
	5,947,827	52,173	6,000,000

____________________________

(1) In connection with a reduction in the size of the initial public offering, the Sponsor contributed 1,725,000 Founder Shares back to the Company, which the Company canceled.

(2) As a result of the underwriters' election not to exercise the over-allotment option in connection with our initial public offering, our initial stockholders forfeited an aggregate of 900,000 Founder Shares.

Private Placement Warrants

The Sponsor initially agreed to purchase from the Company an aggregate of 7,750,000 Warrants at a price of $1.00 per Warrant (a purchase price of $7,750,000) in a private placement that will occur simultaneously with the completion of the initial public offering (the "Private Placement Warrants"). On October 1, 2014, in connection with a reduction in size of the Public Offering, the number of Warrants to be purchased by the Sponsor was decreased to 6,550,000 Warrants. On October 7, 2014, the Sponsor purchased from the Company an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Warrant (a purchase price of $6,550,000). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the initial public offering to be held in the Trust Account pending completion of the initial business combination.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial business combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. In addition, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by their initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Public Units. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants included in the Public Units and have no net cash settlement provisions.

If the Company does not complete an initial business combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the "Note") on August 1, 2014 to cover expenses related to the initial public offering. The Sponsor loaned a total of $79,702. The Note was payable without interest upon the consummation of the initial public offering. The Note was repaid in full on October 8, 2014.

Administrative Services Agreement

On September 8, 2014, the Company entered into an agreement to pay RCS Advisory a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on NASDAQ. Upon the earlier of the completion of our initial business combination or the Company’s liquidation, the Company’s will cease paying these monthly fees.

M&A Advisory Agreement

On October 1, 2014, the Company entered into an agreement with RCS to act as a financial advisor in connection with our Company’s identification, negotiation and consummation of an initial business combination (the “M&A Services Agreement”). The M&A Services Agreement provides that RCS will perform customary financial analyses of potential initial business combination targets, assist in coordinating the business due diligence process with potential targets, assist in the Company’s review and consideration of the financial aspects of business combination proposals, assist in negotiating the financial aspects of an initial business combination and provide other mutually agreed upon financial advisory services rendered in advance of a determination by the Company’s board to execute definitive documentation related to any business combination. Additionally, in the event that the Company executes a definitive agreement with respect to an initial business combination, the M&A Services Agreement provides that RCS will provide post-signing and pre-closing financial advisory services as may be mutually agreed upon. In exchange for these services, the M&A Services Agreement provides that the Company will pay RCS a transaction fee equal to 1.1% of the total gross proceeds raised in the initial public offering. This fee will be payable upon consummation of an initial business combination out of the proceeds of the Trust Account released to the Company. The M&A

Services Agreement also provides that the Company will reimburse RCS for reasonable out-of-pocket expenses, irrespective of whether an initial business combination is consummated, and in the event that the Company fails to complete an initial business combination within 24 months from the closing of the initial public offering, such out-of-pocket expenses will not be paid out of the Trust Account. The M&A Services Agreement may be terminated by either party at any time with or without cause.

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

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on October 1, 2014 (the "Registration Rights Agreement"). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, one year after the date of the consummation of the initial business combination or earlier if, subsequent to the initial business combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective common stock underlying such Warrants, 30 days after the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Other Potential Conflicts

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

You should also be aware of the following other potential conflicts of interest:

•
Each of our officers and directors may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that is formed in the United States until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering.

•
None of our officers or directors is required to commit any specific minimum amount of time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our Sponsor purchased Founder Shares prior to our initial public offering. Our Sponsor also purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. On October 1, 2014, the Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned or sold until released from escrow on the date that is one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the common stock underlying such Warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Accordingly, our officers and directors who directly or indirectly own Founder Shares or Private Placement Warrants may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have now or in the future.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Gong, Ms. Perrotty and Dr. Froehlich are “independent directors,” as defined in the NASDAQ listing standards and applicable SEC rules.

Related Party Policy

Prior to the consummation of our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A form of the code of ethics that we plan to adopt prior to the consummation of our initial public offering is filed as an exhibit to the registration statement relating to our initial public offering.

In addition, our audit committee, pursuant to a written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we plan to adopt prior to the consummation of our initial public offering is filed as an exhibit to the registration statement relating to our initial public offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $200,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to an entity under common control with our sponsor of $10,000 per month for office space, utilities, secretarial support and administrative services;

•
Payment to an entity under common control with our sponsor of an amount equal to 1.1% of the total gross proceeds raised in our offering for financial advisory services rendered to us in connection with our identification, negotiation and consummation of a business combination;

•	Reimbursement to our sponsor for a portion of the compensation paid to its personnel, including certain of our officers, who work on our behalf, in an amount not to exceed $15,000 per month;

•
Reimbursement to RCS, an entity under common control with our sponsor, for any reasonable out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services.
The firm of KPMG, LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG, LLP for services rendered.
 Audit and Audit-Related Fees

Fees paid or payable for our independent registered public accounting firm were approximately $118,800 for the services it performed in connection with this Report and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters, consents and interim reviews.

Tax Fees

We have not incurred any fees for tax services with relation to KPMG, LLP.

All Other Fees

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was not formed until October 1, 2014. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-

approve all auditing services and permitted non-audit services to be performed for us by KPMG, LLP, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this Report:
(1)    Financial Statements
Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.
(2)    Financial Statement Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.
See the Index to Financial Statements on page F-1 of this Report.
(3) Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(3)	Specimen Unit Certificate
4.2(3)	Specimen Common Stock Certificate
4.3(3)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated October 1, 2014, between Continental Stock Transfer & Trust Company and the Registrant
10.1(2)	Promissory Note, dated August 1, 2014, issued to AR Capital, LLC
10.2(a)(1)	Letter Agreement, dated October 1, 2014, among the Registrant, Nicholas S. Schorsch, William M. Kahane, Nicholas Radesca, Yoav Wiegenfeld and AR Capital, LLC
10.2(b)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and David Gong
10.2(c)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and P. Sue Perrotty
10.2(d)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and Dr. Robert J. Froehlich
10.3(1)	Investment Management Trust Agreement, dated October 1, 2014, between the Registrant and Continental Stock Transfer & Trust Company
10.4(1)	Registration Rights Agreement, dated October 1, 2014, among the Registrant, AR Capital, LLC, and the other parties thereto
10.5(2)	Securities Purchase Agreement, dated August 1, 2014, between the Registrant and AR Capital, LLC
10.6(2)	Amended and Restated Private Placement Warrants Purchase Agreement, dated October 1, 2014, between the Registrant and AR Capital, LLC
10.7(3)	Form of Indemnification Agreement between the Registrant and Indemnitee
10.8(1)	Securities Escrow Agreement, dated October 1, 2014, among the Registrant, AR Capital, LLC, the Initial Holders party thereto and Continental Stock Transfer & Trust Company
10.9(3)	Administrative Services Agreement, dated September 8, 2014, between the Registrant and RCS Advisory Services, LLC
10.10(1)	M&A Advisory Agreement, dated October 1, 2014, between the Registrant and RCS Capital
10.11(1)	Compensation Reimbursement Agreement, dated October 1, 2014, between the Registrant and AR Capital, LLC
10.12(1)	Securities Assignment Agreement, dated October 1, 2014, among AR Capital, LLC, David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich
14(3)	Form of Code of Ethics
24*	Power of Attorney (included on signature page of this report).

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(3)	Form of Audit Committee Charter
99.2(3)	Form of Compensation Committee Charter
101 *
XBRL (eXtensible Business Reporting Language). The following materials from AR Capital Acquisition Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Changes in Stockholders' Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 7, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on August 11, 2014.
(3)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on September 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of February, 2015.

AR CAPITAL ACQUISITION CORP.
By	/s/ WILLIAM M. KAHANE
WILLIAM M. KAHANE
CHIEF EXECUTIVE OFFICER AND DIRECTOR

POWER OF ATTORNEY

The undersigned directors and officers of AR Capital Acquisition Corp. hereby constitute and appoint each of William M. Kahane and Nicholas Radesca, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ William M. Kahane	Chief Executive Officer and Director	February 23, 2015
William M. Kahane

/s/ Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)	February 23, 2015
Nicholas Radesca

/s/ Nicholas S. Schorsch	Chairman of the Board of Directors	February 23, 2015
Nicholas S. Schorsch

/s/ David Gong	Independent Director	February 23, 2015
David Gong

/s/ P. Sue Perrotty	Independent Director	February 23, 2015
P. Sue Perrotty

/s/ Dr. Robert J. Froehlich	Independent Director	February 23, 2015
Dr. Robert J. Froehlich

AR CAPITAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AR Capital Acquisition Corp.:
We have audited the accompanying balance sheet of AR Capital Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from July 25, 2014 (inception) to December 31, 2014. These financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AR Capital Acquisition Corp. (a corporation in the development stage) as of December 31, 2014, and the results of its operations and its cash flows for the period from July 25, 2014 (inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 23, 2015

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

BALANCE SHEET

December 31, 2014
ASSETS
Current assets:
Cash	$1,570,214
Prepaid insurance	28,133
Total current assets	1,598,347

Non-current assets:
Investments held in Trust Account	240,002,671
Total assets	$241,601,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,921
Due to affiliates	95,056
Franchise tax payable	78,411
Total current liabilities	233,388
Deferred underwriting commissions and advisory fees	8,400,000
Total liabilities	8,633,388

Common stock subject to possible redemption; 22,796,762 shares (at redemption value of approximately $10.00 per share)	227,967,620

Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	—
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,203,238 shares issued and outstanding (excluding 22,796,762 shares subject to possible redemption)	720
Additional paid-in capital	5,312,478
Accumulated deficit	(313,188)
Total stockholders' equity	5,000,010
Total liabilities and stockholders' equity	$241,601,018

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the period from July 25, 2014 (inception) to December 31, 2014
Revenues:
Interest income from Trust Account	$2,671
Interest income from operating account	406
Total interest income	3,077
Expenses:
Professional fees	96,818
State franchise taxes	78,411
Insurance expense	47,229
Compensation reimbursement fee	44,516
Administrative fee	29,677
Other expenses	19,614
Total expenses	316,265
Net loss	$(313,188)

Net loss per common share, basic and diluted	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	8,080,989

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, July 25, 2014	—	$—	$—	$—	$—
Sale of common stock to initial stockholder on August 1, 2014 at $0.003 per share	8,625,000	863	24,137	—	25,000
Sponsor shares forfeited	(2,625,000)	(263)	263	—	—
Sale of common stock on October 7, 2014 at $10.00 per share	24,000,000	2,400	239,997,600	—	240,000,000
Sale of 6,550,000 of Private Placement Warrants on October 7, 2014 at $1.00 per warrant	—	—	6,550,000	—	6,550,000
Underwriters commissions, advisory fees and offering costs (net of reimbursement)	—	—	(13,294,182)	—	(13,294,182)
Common stock subject to possible redemption: 22,829,846 (at redemption value of approximately $10.00 per share) at October 7, 2014	(22,829,846)	(2,283)	(228,296,178)	—	(228,298,461)
Change in common stock subject to possible redemption to 22,796,762 shares at December 31, 2014	33,084	3	330,838	—	330,841
Net loss	—	—	—	(313,188)	(313,188)
Balance, December 31, 2014	7,203,238	$720	$5,312,478	$(313,188)	$5,000,010

The accompanying notes are an integral part of this statement.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the period from July 25, 2014 (inception) to December 31, 2014
Cash flows from operating activities:
Net loss	$(313,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on Trust Account	(2,671)
Changes in assets and liabilities:
Prepaid insurance	(28,133)
Accounts payable and accrued expenses	59,921
Due to affiliates	95,056
Franchise tax payable	78,411
Net cash used in operating activities:	(110,604)
Cash flows from investing activities
Trust account proceeds invested	(240,002,671)
Interest on Trust Account	2,671
Net cash used in investing activities	(240,000,000)
Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholder	25,000
Proceeds from sale of common stock through public offering, net of underwriting discounts	235,200,000
Proceeds from Sponsor to purchase private placement warrants	6,550,000
Offering cost reimbursement received from underwriter	500,000
Payment of offering costs	(594,182)
Proceeds from promissory note from Sponsor	79,702
Repayment of Sponsor promissory note	(79,702)
Net cash provided by financing activities:	241,680,818
Net increase in cash	1,570,214
Cash, beginning of period	—
Cash, end of period	$1,570,214

Supplemental disclosure of financing activities:
Deferred underwriting commissions and advisory fees	$8,400,000

The accompanying notes are an integral part of this statement.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Business Operations
Incorporation
The Company was incorporated in Delaware on July 25, 2014.
Sponsor
The Company’s sponsor is AR Capital, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Initial Business Combination”). The Company has not generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC") 915 "Development Stage Entities," and is subject to the risks associated with activities of development stage companies.
The Company’s management has broad discretion with respect to the Initial Business Combination. However, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
Financing
The registration statement for the Company’s initial public offering (the “Public Offering”, See Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on October 1, 2014. On October 7, 2014, the Company consummated the Public Offering of 24,000,000 of its units (See Note 3). The Sponsor purchased simultaneously with the consummation of the Public Offering $6,550,000 of warrants in a private placement (See Note 4).
Upon consummation of the Public Offering of 24,000,000 of its units and the $6,550,000 in private placement warrants, $240,000,000 (which is net of the upfront underwriting discount
s of $4,800,000, expenses related to the offering of $750,000 and proceeds not held in the trust account of $1,000,000) was placed in the trust account (the "Trust Account") with Continental Stock Transfer & Trust Company acting as trustee.
Additionally, the Sponsor loaned $79,702 through the issuance of an unsecured promissory note (the "Note") on August 1, 2014 to cover expenses related to the Public Offering. The Note outstanding was payable without interest upon the consummation of the Public Offering. The Note was repaid in full on October 8, 2014.
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
Initial Business Combination
An Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions, advisory fees and taxes payable on the income earned by the Trust Account) at the time of the agreement to enter into the Initial Business Combination.
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

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

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
If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. In the event the Company seeks stockholder approval or conduct redemptions pursuant to the tender offer rules, then in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC.
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

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Development Stage Company
The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2014, the Company has neither engaged in any operations nor generated significant revenue to date. All activity through December 31, 2014 relates to the Company’s formation and the Public Offering. The Company will not generate any operating revenues until the completion of the Initial Business Combination, at the earliest. The Company presently generates non-operating income in the form of interest income on the Trust Account.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the period from July 24, 2014 (inception) to December 31, 2014, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.
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
Offering Costs
The Company complies with the requirements of FASB ASB 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders' equity. At December 31, 2014, offering costs of $13,294,182 (including $13,200,000 in underwriting commissions and advisory fees and $94,182 in fees in connection with the Public Offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.
Organizational Costs
Organizational costs include accounting and legal fees and the costs of incorporation. These costs are expensed as incurred. For the period of July 25, 2014 (inception) to December 31, 2014, the Company has incurred organizational costs of $22,979.

Redeemable Common Stock

All of the 24,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of such shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem the units sold in the Public Offering in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carry value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Accordingly, at December 31, 2014, 22,796,762 of the 24,000,000 Public Shares were classified outside of permanent equity at its redemption value.
Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2014, the Company has a deferred tax asset of approximately $134,876 related to startup costs, organizational costs, and net operating loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that the it has no unrecognized tax benefits as of December 31, 2014. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2014. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2014 was as follows:

Year Ended December 31,
2014
U.S. federal statutory income tax rate	35%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	8%
Change in Valuation Allowance	(43)%
Effective tax rate	0%

As of December 31, 2014, the Company has federal net operating loss of approximately $75,846, which expires in the year 2034.

Recent Accounting Pronouncements
In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted this standard on January 1, 2015.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the Company's financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. Public Offering
On October 7, 2014, the Company completed the Public Offering pursuant to which it sold 24,000,000 units at a price of $10.00 per unit (the "Public Units") in the Public Offering. Each Public Unit consists of one share of the Company's common stock, $0.0001 par value per share, and one-half of one redeemable common stock purchase warrant (the "Warrants"). Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering, provided an effective registration statement under the Securities Act exists covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to the Warrants is available (or the Company permits holders to exercise the Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

The Company paid an upfront underwriting discount of $0.20 per Public Unit ($4,800,000 in the aggregate) to the underwriters at the closing of the Public Offering. Additional fees (the “Deferred Fees”) of $8,400,000 ($0.35 per Public Unit sold), comprised of (a) $5,760,000 payable to the underwriters for deferred underwriting commissions and (b) $2,640,000 payable to RCS Capital ("RCS"), a division of Realty Capital Securities, LLC, an entity under common control with the Sponsor, for financial advisory services in connection with the identification, evaluation, negotiation and completion of the Initial Business Combination, were included with the proceeds deposited in the Trust Account at the closing of the Public Offering and will become payable to the underwriters and RCS from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination. The underwriters and RCS are not entitled to any interest accrued on the Deferred Fees.
Note 4. Related Party Transactions and Arrangements
Founder Shares
On August 1, 2014, the Sponsor purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the Public Offering, the Sponsor contributed 1,725,000 Founder Shares back to the Company, which the Company canceled. Thereafter, the Sponsor sold 20,000 Founder Shares at their original price to each of the Company's independent directors. On December 4, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with the Public Offering, the initial stockholders forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represents 20% of the outstanding shares.
The Founder Shares are identical to the common stock included in the Public Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions. The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (a) one year after the completion of the Initial Business Combination, or earlier if, subsequent to the Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination or (b) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

	Ownership of Founder Shares
	Sponsor	Independent Directors	Total Founder Shares
Sale of common stock to initial stockholder on August 1, 2014	8,625,000	—	8,625,000
Forfeiture of shares on October 1, 2014(1)	(1,725,000)	—	(1,725,000)
Sale of Founder Shares to Company's independent directors on October 1, 2014	(60,000)	60,000	—
Forfeiture of shares on December 4, 2014(2)	(892,173)	(7,827)	(900,000)
	5,947,827	52,173	6,000,000

____________________________

(1) In connection with a reduction in the size of the Public Offering, the Sponsor contributed 1,725,000 Founder Shares back to the Company, which the Company canceled.

(2) As a result of the underwriters' election not to exercise the over-allotment option in connection with the Public Offering, the initial stockholders forfeited an aggregate of 900,000 Founder Shares.

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Private Placement Warrants
On October 7, 2014, the Sponsor purchased from the Company an aggregate of 6,550,000 Warrants at a price of $1.00 per Warrant (a purchase price of $6,550,000), in a private placement that occurred simultaneously with the completion of the Public Offering (the "Private Placement Warrants"). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. Of the $6,550,000 purchase price of the Private Placement Warrants, $4,300,000 of the Private Placement Warrants (which is net of the estimated offering expenses of $750,000, proceeds not held in the Trust Account of $1,000,000 and Reimbursement of $500,000) was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Initial Business Combination.
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
Sponsor Loans
The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of the Note on August 1, 2014 to cover expenses related to the Public Offering. The Note was payable without interest upon the consummation of the Public Offering. From inception through October 7, 2014, the Sponsor loaned a total of $79,702 to the Company. The Note was repaid in full on October 8, 2014.
Additionally, the Company had a due to affiliate of $88,800 to the Sponsor for costs incurred by the Company, which was repaid on October 8, 2014.
Administrative Services Agreement
On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on The NASDAQ Capital Market ("NASDAQ"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company’s will cease paying these monthly fees. During the period from July 25, 2014 (inception) through December 31, 2014, the Company incurred $29,677 related to services under this agreement.
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

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

within 24 months from the closing of the Public Offering, such out-of-pocket expenses will not be paid out of the Trust Account. The M&A Services Agreement may be terminated by either party at any time with or without cause.
Compensation Reimbursement
On October 1, 2014, the Company entered into an agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the "Compensation Reimbursement Agreement"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from July 25, 2014 (inception) through December 31, 2014, the Company incurred $44,516 related to services under this agreement.
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

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 5. Deferred Underwriting Commissions
The Company is committed to pay a portion of the Deferred Fees totaling $5,760,000 or 2.4% of gross offering proceeds of the Public Offering, to the underwriters upon the Company's consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on their portion of the Deferred Fees, and no portion of the Deferred Fee is payable to the underwriters if there is no Initial Business Combination.

Note 6. Trust Account

A total of $240,000,000, which includes $235,200,000 of the net proceeds from the Public Offering, $4,300,000 from the sale of the Private Placement Warrants and $500,000 reimbursement from the underwriters for offering expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of December 31, 2014, the balance in the Trust Account was $240,002,671.

Note 7. Fair Value Measurements
The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.
 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,002,671	$240,002,671	$—	$—

AR CAPITAL ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 8. Stockholder’s Equity
Common Stock - The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2014, there were 30,000,000 shares of common stock outstanding, including 22,796,762 shares subject to possible redemption.
Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At December 31, 2014, there were no shares of preferred stock issued and outstanding.