Form 10-Q
period 2015-03-31
AR CAPITAL ACQUISITION
filed 2015-05-11
CIK 1615892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of May 11, 2015 was 30,000,000.

PART I

Item 1. Financial Statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$1,399,170	$1,570,214
Prepaid insurance	37,425	28,133
Accounts receivable	2,817	—
Total current assets	1,439,412	1,598,347
Non-current assets:
Investments held in Trust Account	240,004,859	240,002,671
Total assets	$241,444,271	$241,601,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$133,154	$59,921
Due to affiliates	152,531	95,056
Franchise tax payable	45,000	78,411
Total current liabilities	330,685	233,388
Deferred underwriting commissions and advisory fees	8,400,000	8,400,000
Total liabilities	8,730,685	8,633,388

Common stock subject to possible redemption; 22,771,358 and 22,796,762 shares (at redemption value of approximately $10.00 per share) as of March 31, 2015 and December 31, 2014, respectively	227,713,576	227,967,620
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,228,642 and 7,203,238 shares issued and outstanding (excluding 22,771,358 and 22,796,762 shares subject to possible redemption) at March 31, 2015 and December 31, 2014, respectively	723	720
Additional paid-in capital	5,569,336	5,312,478
Accumulated deficit	(570,049)	(313,188)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$241,444,271	$241,601,018

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2015
(Unaudited)

Revenues:
Interest income from Trust Account	$2,188
Interest income from operating account	377
Total interest income	2,565
Expenses:
Professional fees	61,748
Insurance expense	47,229
State franchise taxes	45,605
Compensation reimbursement fee	45,000
Administrative fee	30,000
Other expenses	29,844
Total expenses	259,426
Net loss	$(256,861)

Net loss per common share, basic and diluted	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	7,203,520

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the three months ended March 31, 2015 (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2015	7,203,238	720	5,312,478	(313,188)	5,000,010
Change in proceeds subject to possible redemption of 25,404 ordinary shares at redemption value	25,404	3	254,041	—	254,044
Offering cost reimbursement	—	—	2,817	—	2,817
Net loss	—	—	—	(256,861)	(256,861)
Balance, March 31, 2015	7,228,642	$723	$5,569,336	$(570,049)	$5,000,010

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
(Unaudited)

Cash flows from operating activities:
Net loss	$(256,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on Trust Account	(2,188)
Changes in assets and liabilities:
Prepaid expenses and other assets	(9,292)
Accounts payable and accrued expenses	73,233
Due to affiliates	71,175
Franchise tax payable	(33,411)
Net cash used in operating activities:	(157,344)
Cash flows from investing activities:
Trust account proceeds invested	(2,188)
Interest on Trust Account	2,188
Net cash from investing activities	—
Cash flows from financing activities:
Payment of offering costs	(13,700)
Net cash used in financing activities:	(13,700)

Net decrease in cash	(171,044)
Cash, beginning of period	1,570,214
Cash, end of period	$1,399,170

Supplemental disclosure of cash flow activities:
Cash paid for franchise taxes	$79,016
Supplemental disclosure of non-cash financing activities:
Receivable for offering costs	$2,817

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Financing
The registration statement for the Company's initial public offering (the "Public Offering", See Note 3) was declared effective by the SEC on October 1, 2014. On October 7, 2014, the Company consummated the Public Offering of 24,000,000 of its units. The Sponsor purchased simultaneously with the consummation of the Public Offering of $6,550,000 of warrants in a private placement (See Note 4).
Upon consummation of the Public Offering of 24,000,000 of its units and the $6,550,000 in private placement warrants, $240,000,000 (which is net of the upfront underwriting discounts of $4,800,000, expenses related to the offering of $750,000 and proceeds not held in the trust account of $1,000,000) was placed in the trust account (the "Trust Account") with Continental Stock Transfer & Trust Company acting as trustee.
Additionally, the Sponsor loaned $79,702 through the issuance of an unsecured promissory note (the "Note") on August 1, 2014 to cover expenses related to the Public Offering. The Note outstanding was payable without interest upon consummation of the Public Offering. The Note was repaid in full on October 8, 2014.
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

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements of AR Capital Acquisition Corp. (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2015. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the period presented. Interim results are not necessarily indicative of results for a full year.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Recently Adopted Accounting Standard
On January 1, 2015, the Company adopted Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of March 31, 2015, the Company’s condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2015, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Offering Costs
The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders' equity. At March 31, 2015, the Company received a reimbursement of offering expenses of $2,817. At December 31, 2014, offering costs of $13,294,182 (including $13,200,000 in underwriting commissions and advisory fees and $94,182 in fees in connection with the Public Offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.
Redeemable Common Stock
Under the Company's amended and restated certificate of incorporation, all of the 24,000,000 shares of common stock sold as part of the units in the Public Offering ("Public Shares") may be redeemed for cash in connection with the Company’s liquidation or a tender offer or stockholder approval in connection with an Initial Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem the common stock sold as part of the units in the Public Offering in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.
The Company recognizes changes in redemption value immediately as they occur and will adjust the carry value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.
Accordingly, at March 31, 2015 and December 31, 2014, 22,771,358 and 22,796,762 of the 24,000,000 Public Shares, respectively were classified outside of permanent equity at its redemption value.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At March 31, 2015, the Company has a deferred tax asset of approximately $241,842 related to startup costs, organizational costs, and net operating

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits as of March 31, 2015. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.
For the three months ended March 31, 2015, the effective tax rate was 0%.
As of December 31, 2014, the Company has federal net operating loss of approximately $75,846, which expires in the year 2034.
Recent Accounting Pronouncements
In August 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the Company's financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
3. Public Offering
On October 7, 2014, the Company completed the Public Offering pursuant to which it sold 24,000,000 units at a price of $10.00 per unit (the "Public Units"). Each Public Unit consists of one share of the Company's common stock, $0.0001 par value per share, and one-half of one redeemable common stock purchase warrant (the "Warrants"). Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering, provided an effective registration statement under the Securities Act exists covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to the Warrants is available (or the Company permits holders to exercise the Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.
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
The underwriters paid the Company $500,000 as reimbursement (the "Reimbursement") for certain expenses incurred in connection with the Public Offering which was recorded in additional paid in capital in the accompanying interim balance sheets.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

4. Related Party Transactions
Founder Shares
On August 1, 2014, the Sponsor purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the Public Offering, the Sponsor contributed to the Company 1,725,000 Founder Shares, which the Company canceled. Thereafter, the Sponsor sold 20,000 Founder Shares at their original price to each of the Company's independent directors. On December 4, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with the Public Offering, the initial stockholders forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represents 20% of the outstanding shares.
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
Private Placement Warrants
On October 7, 2014, the Sponsor purchased from the Company an aggregate of 6,550,000 Warrants at a price of $1.00 per Warrant (a purchase price of $6,550,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the "Private Placement Warrants"). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. Of the $6,550,000 purchase price of the Private Placement Warrants, $4,300,000 of the purchase price of the Private Placement Warrants (which is net of the estimated offering expenses of $750,000, proceeds not held in the Trust Account of $1,000,000 and Reimbursement of $500,000) was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Initial Business Combination.
The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Sponsor Loans
The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of the Note on August 1, 2014 to cover expenses related to the Public Offering. The Note was payable without interest upon the consummation of the Public Offering. From inception through October 7, 2014, the Sponsor loaned at total of $79,702 to the Company. The Note was repaid in full on October 8, 2014.
Additionally, the Company had a due to affiliate of $88,800 to the Sponsor for costs incurred by the Company, which was repaid on October 8, 2014.
Administrative Services Agreement
On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on The NASDAQ Capital Market ("NASDAQ"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company’s will cease paying these monthly fees. During the three months ended March 31, 2015, the Company incurred $30,000 related to services under this agreement.
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
Compensation Reimbursement
On October 1, 2014, the Company entered into an agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the "Compensation Reimbursement Agreement"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2015, the Company incurred $45,000 related to services under this agreement.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
6. Trust Account

A total of $240,000,000, which includes $235,200,000 of the net proceeds from the Public Offering, $4,300,000 from the sale of the Private Placement Warrants and $500,000 reimbursement from the underwriters for offering expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of March 31, 2015 and December 31, 2014, the balance in the Trust Account was $240,004,859 and $240,002,671, respectively.
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
 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,004,859	$240,004,859	$—	$—

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,002,671	$240,002,671	$—	$—
8. Stockholder’s Equity
Common Stock - The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2015 and December 31, 2014, there were 30,000,000 shares of common stock outstanding, including 22,771,358 and 22,796,762 shares that were subject to possible redemption at March 31, 2015 and December 31, 2014, respectively.
Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At March 31, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.
9. Subsequent Events
Management has evaluated subsequent events through the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in these financial statements.

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
Results of Operations
For the three months ended March 31, 2015, we had a net loss of $256,861. Our entire activity from July 25, 2014 (inception) through December 31, 2014 was in preparation for the Public Offering, which was consummated on October 7, 2014. Subsequent to December 31, 2014 and for the three months ended March 31, 2015, our activities mainly consist of identifying and evaluating prospective acquisitions candidates for an Initial Business Combination. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account. We believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business within the required 24 months from October 7, 2014.
Liquidity and Capital Resources
As of March 31, 2015, we had cash of $1,399,170. Until the consummation of the Public Offering, our only source of liquidity was an initial sale of our founder shares to AR Capital, LLC, a Delaware limited liability company (the “Sponsor”) and the proceeds of loans made by the Sponsor under an unsecured promissory note (the "Note") of $79,702, which was repaid upon the consummation of our Public Offering.
On October 7, 2014, we consummated our Public Offering of 24,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,550,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $6,550,000. In addition, the underwriters of the Public Offering paid us $500,000 as reimbursement for certain expenses incurred in connection with the Public Offering (the "Reimbursement"). We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $241,000,000, net of the non-deferred portion of the underwriting commissions of $4,800,000 and offering costs and other expenses of approximately $750,000. No additional offering or offering related costs were incurred during the three months ended March 31, 2015. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the notes to the condensed interim financial statements included in Part I, Item 1 of this report.

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
Significant Accounting Estimates and Critical Accounting Policies
A summary of our accounting policies is set forth in Note 2 of the Notes to the Condensed Interim Financial Statements and its Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies.”
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 23, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 23, 2015, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101 *
XBRL (eXtensible Business Reporting Language). The following materials from AR Capital Acquisition Corp.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL: (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Changes in Stockholders' Equity, (iv) the Statement of Cash Flows and (v) the Notes to Interim Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_________________________

*	Filed herewith

AR CAPITAL ACQUISITION CORP.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AR CAPITAL ACQUISITION CORP.

Dated: May 11, 2015	By: /s/ William M. Kahane Name: William M. Kahane Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 11, 2015	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)