Form 10-Q
period 2015-06-30
AR CAPITAL ACQUISITION
filed 2015-08-03
CIK 1615892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of August 3, 2015 was 30,000,000.

PART I

Item 1. Financial Statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$1,151,182	$1,570,214
Prepaid expenses and other assets	66,717	28,133
Accounts receivable	2,817	—
Total current assets	1,220,716	1,598,347
Non-current assets:
Investments held in Trust Account	240,007,073	240,002,671
Total assets	$241,227,789	$241,601,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$110,051	$59,921
Due to affiliates	180,766	95,056
Franchise tax payable	58,438	78,411
Total current liabilities	349,255	233,388
Deferred underwriting commissions and advisory fees	8,400,000	8,400,000
Total liabilities	8,749,255	8,633,388

Common stock subject to possible redemption; 22,747,852 and 22,796,762 shares (at redemption value of approximately $10.00 per share) as of June 30, 2015 and December 31, 2014, respectively	227,478,524	227,967,620
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,252,148 and 7,203,238 shares issued and outstanding (excluding 22,747,852 and 22,796,762 shares subject to possible redemption) at June 30, 2015 and December 31, 2014, respectively	725	720
Additional paid-in capital	5,804,386	5,312,478
Accumulated deficit	(805,101)	(313,188)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$241,227,789	$241,601,018

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues:
Interest income from Trust Account	$2,214	$4,402
Interest income from operating account	324	701
Total interest income	2,538	5,103
Expenses:
Professional fees	49,218	110,966
Insurance expense	47,231	94,460
State franchise taxes	45,000	90,605
Compensation reimbursement fee	45,000	90,000
Administrative fee	30,000	60,000
Other expenses	21,141	50,985
Total expenses	237,590	497,016
Net loss	$(235,052)	$(491,913)

Net loss per common share, basic and diluted	$(0.03)	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	7,228,901	7,216,281

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2015 (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2015	7,203,238	$720	$5,312,478	$(313,188)	$5,000,010
Change in proceeds subject to possible redemption of 48,910 common shares at redemption value	48,910	5	489,091	—	489,096
Offering cost reimbursement	—	—	2,817	—	2,817
Net loss	—	—	—	(491,913)	(491,913)
Balance, June 30, 2015	7,252,148	$725	$5,804,386	$(805,101)	$5,000,010

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
(Unaudited)

Cash flows from operating activities:
Net loss	$(491,913)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on Trust Account	(4,402)
Changes in assets and liabilities:
Prepaid expenses and other assets	(38,584)
Accounts payable and accrued expenses	50,130
Due to affiliates	99,410
Franchise tax payable	(19,973)
Net cash used in operating activities:	(405,332)
Cash flows from investing activities:
Trust account proceeds invested	(4,402)
Interest on Trust Account	4,402
Net cash from investing activities	—
Cash flows from financing activities:
Payment of offering costs	(13,700)
Net cash used in financing activities:	(13,700)

Net decrease in cash	(419,032)
Cash, beginning of period	1,570,214
Cash, end of period	$1,151,182

Supplemental disclosure of cash flow activities:
Cash paid for franchise taxes	$110,578
Supplemental disclosure of non-cash financing activities:
Receivable for offering costs	$2,817

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

1. Organization and Business Operations
Incorporation
AR Capital Acquisition Corp. (the "Company") was incorporated in Delaware on July 25, 2014.
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
Financing
The registration statement for the Company's initial public offering (the "Public Offering", See Note 3) was declared effective by the Securities and Exchange Commission (the "SEC") on October 1, 2014. On October 7, 2014, the Company consummated the Public Offering of 24,000,000 of its units. The Sponsor purchased simultaneously with the consummation of the Public Offering $6,550,000 of warrants at a price of $1.00 per warrant in a private placement (See Note 4).
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
The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering. The Company expects to withdraw the interest earned from the funds held in the Trust Account to pay for franchise and income taxes.
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

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. In the event the Company seeks stockholder approval or conducts redemptions pursuant to the tender offer rules, then in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2015. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the period presented. Interim results are not necessarily indicative of results for a full year.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Recently Adopted Accounting Standard
On January 1, 2015, the Company adopted Accounting Standards Update ("ASU") No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of June 30, 2015, the Company’s condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the three and six months ended June 30, 2015, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Offering Costs
The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB")Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders' equity. As of June 30, 2015, the Company expects to receive a reimbursement of offering expenses of $2,817. At December 31, 2014, offering costs of $13,294,182 (including  $13,200,000 in underwriting commissions and advisory fees and $94,182 in fees in connection with the Public Offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.
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
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.
Accordingly, at June 30, 2015 and December 31, 2014, 22,747,852 and 22,796,762, respectively of the 24,000,000 Public Shares were classified outside of permanent equity at its redemption value.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At June 30, 2015, the Company has a deferred tax asset of approximately $339,476 related to startup costs, organizational costs, and net operating

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit or expense is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit or expense is then measured to be the highest tax benefit or expense that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits or expenses as of June 30, 2015. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2015. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.
For the three and six months ended June 30, 2015, the effective tax rate was 0%.
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

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

4. Related Party Transactions
Founder Shares
On August 1, 2014, the Sponsor purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the Public Offering, the Sponsor contributed to the Company 1,725,000 Founder Shares, which the Company canceled. Thereafter, the Sponsor sold 20,000 Founder Shares at their original price to each of the Company's independent directors. On December 5, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with the Public Offering, the initial stockholders forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represents 20% of the outstanding shares.
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

	Ownership of Founder Shares
	Sponsor	Independent Directors	Total Founder Shares
Sale of common stock to initial stockholder on August 1, 2014	8,625,000	—	8,625,000
Forfeiture of shares on October 1, 2014(1)	(1,725,000)	—	(1,725,000)
Sale of Founder Shares to Company's independent directors on October 1, 2014	(60,000)	60,000	—
Forfeiture of shares on December 5, 2014(2)	(892,173)	(7,827)	(900,000)
	5,947,827	52,173	6,000,000
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

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Administrative Services Agreement
On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on The NASDAQ Capital Market ("NASDAQ"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2015, the Company incurred $30,000 and $60,000, respectively, related to services under this agreement.
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
In exchange for these services, the M&A Services Agreement provides that the Company will pay RCS a transaction fee equal to $2,640,000 or 1.1% of the total gross proceeds raised in the Public Offering. This fee will be payable upon consummation of an Initial Business Combination out of the proceeds of the Trust Account released to the Company. The M&A Services Agreement also provides that the Company will reimburse RCS for reasonable out-of-pocket expenses, irrespective of whether an Initial Business Combination is consummated, and in the event that the Company fails to complete an Initial Business Combination within 24 months from the closing of the Public Offering, such out-of-pocket expenses will not be paid out of the Trust Account. The M&A Services Agreement may be terminated by either party at any time with or without cause.
Compensation Reimbursement
On October 1, 2014, the Company entered into an agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the "Compensation Reimbursement Agreement"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2015 the Company incurred $45,000 and $90,000, respectively, related to services under this agreement.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Registration Rights Agreement
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed on October 1, 2014 (the "Registration Rights Agreement"). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, one year after the date of the consummation of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective common stock underlying such Private Placement Warrants, 30 days after the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
6. Trust Account
A total of $240,000,000, which includes $235,200,000 of the net proceeds from the Public Offering, $4,300,000 from the sale of the Private Placement Warrants and $500,000 reimbursement from the underwriters for offering expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of June 30, 2015 and December 31, 2014, the balance in the Trust Account was $240,007,073 and $240,002,671, respectively. The Company expects to withdraw the interest earned from the funds held in the Trust Account to pay for franchise and income taxes.
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
 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,007,073	$240,007,073	$—	$—

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,002,671	$240,002,671	$—	$—
8. Stockholder’s Equity
Common Stock - The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2015 and December 31, 2014, there were 30,000,000 shares of common stock outstanding, including 22,747,852 and 22,796,762 shares that were subject to possible redemption at June 30, 2015 and December 31, 2014, respectively.
Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At June 30, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.
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
Results of Operations
For the three and six months ended June 30, 2015, we had a net loss of $235,052 and $491,913, respectively. The majority of our activity from July 25, 2014 (inception) through December 31, 2014 was in preparation for the Public Offering, which was consummated on October 7, 2014. Subsequent to December 31, 2014 and for the three and six months ended June 30, 2015, our activities mainly consist of identifying and evaluating prospective acquisitions candidates for an Initial Business Combination. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account. The Company expects to withdraw the interest earned from the funds held in the Trust Account to pay for franchise and income taxes. We believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business within the required 24 months from October 7, 2014.
Liquidity and Capital Resources
As of June 30, 2015, we had cash of $1,151,182. Until the consummation of the Public Offering, our only source of liquidity was an initial sale of our founder shares to AR Capital, LLC, a Delaware limited liability company (the “Sponsor”) and the proceeds of loans made by the Sponsor under an unsecured promissory note (the "Note") of $79,702, which was repaid upon the consummation of our Public Offering.
On October 7, 2014, we consummated our Public Offering of 24,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,550,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $6,550,000. In addition, the underwriters of the Public Offering paid us $500,000 as reimbursement for certain expenses incurred in connection with the Public Offering (the "Reimbursement"). We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $241,000,000, net of the non-deferred portion of the underwriting commissions of $4,800,000 and offering costs and other expenses of approximately $750,000. No additional offering or offering related costs were incurred during the three and six months ended June 30, 2015. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the notes to the condensed interim financial statements included in Part I, Item 1 of this report.

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
Significant Accounting Estimates and Critical Accounting Policies
A summary of our accounting policies is set forth in Note 2 of the Notes to the Condensed Interim Financial Statements included in Part I, Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies.”
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
 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
 During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
None.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 **	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from AR Capital Acquisition Corp.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Changes in Stockholders' Equity, (iv) the Statement of Cash Flows and (v) the Notes to Condensed Interim Financial Statements.

_________________________

*	Filed herewith
**	Furnished herewith

AR CAPITAL ACQUISITION CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AR CAPITAL ACQUISITION CORP.

Dated: August 3, 2015	By: /s/ William M. Kahane Name: William M. Kahane Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 3, 2015	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)