Form 10-Q
period 2015-09-30
AR CAPITAL ACQUISITION
filed 2015-11-09
CIK 1615892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of November 9, 2015 was 30,000,000.

PART I

Item 1. Financial Statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$830,164	$1,570,214
Prepaid expenses and other assets	13,500	28,133
Accounts receivable	2,817	—
Total current assets	846,481	1,598,347
Non-current assets:
Investments held in Trust Account	240,009,310	240,002,671
Total assets	$240,855,791	$241,601,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,377	$59,921
Due to affiliates	57,767	95,056
Franchise tax payable	87,658	78,411
Total current liabilities	220,802	233,388
Deferred underwriting commissions and advisory fees	8,400,000	8,400,000
Total liabilities	8,620,802	8,633,388

Common stock subject to possible redemption; 22,723,498 and 22,796,762 shares (at redemption value of approximately $10.00 per share) as of September 30, 2015 and December 31, 2014, respectively	227,234,979	227,967,620
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,276,502 and 7,203,238 shares issued and outstanding (excluding 22,723,498 and 22,796,762 shares subject to possible redemption) at September 30, 2015 and December 31, 2014, respectively	727	720
Additional paid-in capital	6,047,929	5,312,478
Accumulated deficit	(1,048,646)	(313,188)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$240,855,791	$241,601,018

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	For the Period from July 25, 2014 (Inception) to September 30, 2014
Revenues:
Interest income from Trust Account	$2,237	$6,639	$—
Interest income from operating account	259	960	—
Total interest income	2,496	7,599	—
Expenses:
Organizational costs	—	—	15,323
Professional fees	51,225	162,191	—
State franchise taxes	45,000	135,605	—
Compensation reimbursement fee	45,000	135,000	—
Administrative fee	30,000	90,000	—
Other expenses	74,816	220,261	—
Total expenses	246,041	743,057	15,323
Net loss	$(243,545)	$(735,458)	$(15,323)

Net loss per common share, basic and diluted	$(0.03)	$(0.10)	$0.00	*
Weighted average number of common shares outstanding, basic and diluted	7,251,819	7,228,255	8,625,000
_______________________________
* Due to rounding.

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2015	7,203,238	$720	$5,312,478	$(313,188)	$5,000,010
Change in proceeds subject to possible redemption of 73,264 common shares at redemption value	73,264	7	732,634	—	732,641
Offering cost reimbursement	—	—	2,817	—	2,817
Net loss	—	—	—	(735,458)	(735,458)
Balance, September 30, 2015	7,276,502	$727	$6,047,929	$(1,048,646)	$5,000,010

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2015	For the period from July 25, 2014 (Inception) to September 30, 2014
Cash flows from operating activities:
Net loss	$(735,458)	$(15,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on Trust Account	(6,639)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	14,633	—
Accounts payable and accrued expenses	15,456	323
Due to affiliates	(23,589)	—
Franchise tax payable	9,247	—
Net cash used in operating activities:	(726,350)	(15,000)
Cash flows from investing activities:
Trust Account proceeds invested	6,639	—
Interest on Trust Account	(6,639)	—
Net cash from investing activities	—	—
Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholder	—	25,000
Proceeds from promissory note from Sponsor	—	79,702
Advances from affiliate	—	88,800
Payment of offering costs	(13,700)	(175,486)
Net cash used in financing activities:	(13,700)	18,016

Net decrease in cash	(740,050)	3,016
Cash, beginning of period	1,570,214	—
Cash, end of period	$830,164	$3,016

Supplemental disclosure of cash flow activities:
Cash paid for franchise taxes	$126,358	$—
Supplemental disclosure of non-cash financing activities:
Receivable for offering costs	$2,817	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$385,720

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
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
Upon consummation of the Public Offering of 24,000,000 of the Company's units and the private placement of $6,550,000 of the Company's private placement warrants, $240,000,000 (which is net of the upfront underwriting discounts of $4,800,000, expenses related to the offering of $750,000 and proceeds not held in the trust account of $1,000,000) was placed in the trust account (the "Trust Account") with Continental Stock Transfer & Trust Company acting as trustee.
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
September 30, 2015
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
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”), registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Fiscal Year End
The Company has selected December 31 as its fiscal year end.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2015. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
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
On September 30, 2015, the Company adopted ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.
As of September 30, 2015, the Company’s condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.
Going Concern Consideration
If the Company does not complete an Initial Business Combination by October 7, 2016, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, dissolve and liquidate, subject in each case to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.
There will be no redemption rights or liquidating distributions with respect to the Company's warrants, which will expire worthless if the Company fails to complete an Initial Business Combination by October 7, 2016.
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the three and nine months ended September 30, 2015, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the Company's condensed balance sheets.
Offering Costs
The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB")Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders' equity. As of September 30, 2015, the Company expects to receive a reimbursement of offering expenses of $2,817. At December 31, 2014, offering costs of $13,294,182 (including  $13,200,000 in underwriting commissions and advisory fees and $94,182 in fees in connection with the Public Offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Accordingly, at September 30, 2015 and December 31, 2014, 22,723,498 and 22,796,762, respectively of the 24,000,000 Public Shares were classified outside of permanent equity at its redemption value.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At September 30, 2015, the Company has a deferred tax asset of approximately $392,286 related to startup costs, organizational costs, and net operating loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit or expense is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit or expense is then measured to be the highest tax benefit or expense that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits or expenses as of September 30, 2015. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2015. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company is subject to income tax examinations by Federal, state and local taxing authorities for all tax years since inception.
For the three and nine months ended September 30, 2015, the effective tax rate was 0%.
As of December 31, 2014, the Company has federal net operating loss of approximately $75,846, which expires in the year 2034.
Reclassification and Presentation
The Company previously disclosed insurance expenses separately on the Company's Condensed Statements of Operations. For the three and nine months ended September 30, 2015, insurance expenses were condensed to other expenses of $74,816 and $220,261, respectively, on the Company's Condensed Statements of Operations presented in this Quarterly Report on Form 10-Q.
3. Public Offering
On October 7, 2014, the Company completed the Public Offering pursuant to which it sold 24,000,000 units at a price of $10.00 per unit (the "Public Units"). Each Public Unit consists of one share of the Company's common stock, $0.0001 par value per share, and one-half of one redeemable common stock purchase warrant (the "Warrants"). Each whole Warrant entitles

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
The underwriters paid the Company $500,000 as reimbursement (the "Reimbursement") for certain expenses incurred in connection with the Public Offering which was recorded in additional paid in capital in the accompanying interim condensed balance sheets.
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
____________________________

(1) In connection with a reduction in the size of the Public Offering, the Sponsor forfeited 1,725,000 Founder Shares.

(2) As a result of the underwriters' election not to exercise the over-allotment option in connection with the Public Offering, the initial stockholders forfeited an aggregate of 900,000 Founder Shares.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Administrative Services Agreement
On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on The NASDAQ Capital Market ("NASDAQ"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2015, the Company incurred $30,000 and $90,000, respectively, related to services under this agreement.
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

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Business Combination within 24 months from the closing of the Public Offering, such out-of-pocket expenses will not be paid out of the Trust Account. The M&A Services Agreement may be terminated by either party at any time with or without cause.
Compensation Reimbursement
On October 1, 2014, the Company entered into an agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the "Compensation Reimbursement Agreement"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2015, the Company incurred $45,000 and $135,000, respectively, related to services under this agreement.
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
6. Trust Account
A total of $240,000,000, which includes $235,200,000 of the net proceeds from the Public Offering, $4,300,000 from the sale of the Private Placement Warrants and the $500,000 Reimbursement has been placed in the Trust Account. As of September 30, 2015 and December 31, 2014, the balance in the Trust Account was $240,009,310 and $240,002,671, respectively. The Company expects to withdraw the interest earned from the funds held in the Trust Account to pay for franchise and income taxes.
7. Fair Value Measurements
The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Description	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,009,310	$240,009,310	$—	$—

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,002,671	$240,002,671	$—	$—
8. Stockholder’s Equity
Common Stock - The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2015 and December 31, 2014, there were 30,000,000 shares of common stock outstanding, including 22,723,498 and 22,796,762 shares that were subject to possible redemption at September 30, 2015 and December 31, 2014, respectively.
Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.
9. Subsequent Events
Management has evaluated subsequent events through the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “we,” “our” and “us” refer to AR Capital Acquisition Corp. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
For the three and nine months ended September 30, 2015, we had a net loss of $243,545 and $735,458, respectively. The majority of our activity from July 25, 2014 (inception) through December 31, 2014 was in preparation for the Public Offering, which was consummated on October 7, 2014. Subsequent to December 31, 2014, our activities mainly consist of identifying and evaluating prospective acquisition candidates for an Initial Business Combination. We have not generated any revenues, other than interest income earned from the proceeds held in the Trust Account and our operating account. We expect to withdraw the interest earned from the funds held in the Trust Account to pay for franchise and income taxes. As of September 30, 2015, we had cash held outside of the Trust Account of $830,164, which is available to fund our working capital requirements, and we believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business by October 7, 2016.
Liquidity and Capital Resources
As of September 30, 2015, we had cash of $830,164. Until the consummation of the Public Offering, our only source of liquidity was an initial sale of our founder shares to AR Capital, LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of loans made by the Sponsor under an unsecured promissory note (the "Note") of $79,702, which was repaid upon the consummation of our Public Offering.
On October 7, 2014, we consummated our Public Offering of 24,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,550,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $6,550,000. In addition, the underwriters of the Public Offering paid us $500,000 as reimbursement for certain expenses incurred in connection with the Public Offering (the "Reimbursement"). We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $241,000,000, net of the upfront underwriting discounts of $4,800,000 and offering costs and other expenses of approximately $750,000. No additional offering related costs were incurred during the three and nine months ended September 30, 2015. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the notes to the condensed interim financial statements included in Part I, Item 1 of this report.

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
Item 4. Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101 *
XBRL (eXtensible Business Reporting Language). The following materials from AR Capital Acquisition Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Stockholders' Equity, (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Interim Financial Statements.

_________________________

*	Filed herewith
**	Furnished herewith

AR CAPITAL ACQUISITION CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AR CAPITAL ACQUISITION CORP.

Dated: November 9, 2015	By: /s/ William M. Kahane Name: William M. Kahane Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2015	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)