Form 10-K
period 2015-12-31
AR CAPITAL ACQUISITION
filed 2016-02-19
CIK 1615892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant's common stock on December 31, 2015 (the last business day of the registrant's most recently completed fiscal quarter), as reported on the Nasdaq Capital Market, was approximately $233,520,000.
The number of outstanding shares of the registrant's common stock issued and outstanding on February 19, 2016 was 30,000,000 shares.

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
Simultaneously with the consummation of our initial public offering, we consummated the private sale of 6,550,000 warrants (the "Private Placement Warrants"), each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,550,000. After deducting the underwriting discounts and commissions (excluding the deferred portion of $8,400,000 in underwriting commissions and advisory fees, which amount will be payable if the initial business combination is consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the Private Placement Warrants was approximately $241,000,000, of which $240,000,000 (or approximately $10 per Public Unit) was placed in a trust account with Continental Stock Transfer & Company acting as trustee (the "Trust Account"). The trust proceeds are invested in permitted United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of (i) the completion of our initial business combination and (ii) the redemption of 100% of the Public Units if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering.
After payment of underwriting discounts and commissions (excluding the deferred portion of $8,400,000 in underwriting commissions and advisory fees, which amount will be payable if the initial business combination is consummated) and approximately $750,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2015 and 2014, there were $240,018,972 and $240,002,671, respectively, in investments held in the Trust Account and $700,873 and $1,570,214, respectively, (which includes the Reimbursement from the underwriters) held outside the Trust Account available for working capital purposes. As of December 31, 2015, no funds had been withdrawn from the Trust Account.
Effecting our Initial Business Combination
General
Other than searching for and evaluating potential target companies, we are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our initial business combination using cash from proceeds of our initial public offering and the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
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
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters or the advisory fees we would have paid to RCS Capital ("RCS"), a division of Realty Capital Securities, LLC, an entity under common control with the Sponsor. There will be no redemption rights upon the completion of our initial business combination with respect to our Warrants. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after our initial public offering in connection with the completion of our business combination.
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
The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering. Prior to our termination for cause of the agreement with RCS, RCS would not have been entitled to receive its advisory fee in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering.
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

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating history. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

The net proceeds from our initial public offering and the sale of the Private Placement Warrants provided us with $240.0 million that we may use to complete our business combination (excluding an aggregate of approximately $8.4 million of deferred underwriting commissions and advisory fees being held in the Trust Account).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the prospectus associated with our initial public offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold another annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 405 Park Avenue, New York, New York 10022, and our telephone number is (212) 415-6500. Our executive offices are provided to us by an affiliate of our Sponsor. Pursuant to an administrative services agreement, we agreed to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor ("RCS Advisory"), a total of $10,000 per month for office space, utilities, secretarial support and administrative services. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, we provided notice of termination of the administrative services agreement.  The space formerly sublet by RCS Advisory for our office space is currently leased by the Sponsor and will be provided to us free of charge. We have also agreed to pay the Sponsor up to $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
As of December 31, 2015, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
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

The following table includes the high and low sales prices for our Public Units, common stock and Warrants for the periods presented.

	Public Units(1)		Common Stock(2)		Warrants(3)
	High	Low	High	Low	High	Low
2015
First Quarter	$10.20	$9.73	$10.48	$9.41	$0.45	$0.24
Second Quarter	$10.10	$9.90	$9.97	$9.80	$0.60	$0.20
Third Quarter	$10.33	$9.89	$10.05	$9.72	$0.38	$0.14
Fourth Quarter	$10.10	$9.70	$9.90	$8.75	$0.26	$0.06
2014
Fourth Quarter	$9.90	$8.84	$9.70	$9.21	$0.50	$0.20
________________________

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
Holders
As of February 19, 2016, there was one holder of record of our Public Units, five holders of record of our common stock and two holders of record of our Warrants.
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

Performance Graph
The graph below compares the cumulative total return of our Public Units (the blue line in chart below) from October 2, 2014, the date that our Public Units were first listed on NASDAQ, through December 31, 2015 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our Public Units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

115.0%
110.0%
105.0%
100.0%
95.0%
90.0%
85.0%
10/31/2014
11/30/2014
12/31/2014
1/31/2015
2/28/2015
3/31/2015
4/30/2015
5/31/2015
6/30/2015
7/31/2015
8/31/2015
9/30/2015
10/31/2015
11/30/2015
12/31/2015
AUMAU
DJIA
S&P 500

Item 6. Selected Financial Data.
The following table sets forth selected financial information derived from our audited financial statements included elsewhere in this Report for the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014. You should read the following selected financial data in conjunction with the accompanying financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations".

	December 31,	December 31,
Balance Sheet Data:	2015	2014
Cash	$700,873	$1,570,214
Investments held in Trust Account	$240,018,972	$240,002,671
Total assets	$240,722,662	$241,601,018
Common stock subject to possible redemption; 22,700,592 and 22,796,762 shares (at redemption value of approximately $10.00 per share) as of December 31, 2015 and December 31, 2014, respectively	$227,005,919	$227,967,620
Total stockholders' equity	$5,000,010	$5,000,010

Statement of Operations Data:	Year Ended December 31, 2015	For the period from July 25, 2014 (inception) to December 31, 2014
Total interest income	$17,456	$3,077
Total expenses	$981,974	$316,265
Net loss	$(964,518)	$(313,188)

Net loss per common share, basic and diluted	$(0.13)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	7,240,479	8,080,989

Cash Flow Data:	Year Ended December 31, 2015	For the period from July 25, 2014 (inception) to December 31, 2014
Net cash used in operating activities	$(855,641)	$(110,604)
Net cash used in investing activities	$—	$(240,000,000)
Net cash (used in) provided by financing activities	$(13,700)	$241,680,818

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
Overview
We are a blank check company incorporated on July 25, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our Sponsor and management team to identify and complete a business combination with one or more businesses in the asset management industry, although we may pursue business combination opportunities in other industries. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. We intend to effectuate our initial business combination using cash from proceeds of our initial public offering and the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
Results of Operations

Through December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account. As of December 31, 2015 and 2014, respectively, $240,018,972 and $240,002,671 of investments were held in the Trust Account (including $8,400,000 of deferred underwriting commissions and advisory fees and $6,550,000 from the sale of the Private Placement Warrants), respectively. As of December 31, 2015 and 2014, we had cash outside of trust of $700,873 and $1,570,214, respectively. As of December 31, 2015 and 2014, we had $135,937 and $59,921, respectively, in accounts payable and accrued expenses, $63,919 and $95,056, respectively, in due to affiliates and $116,877 and $78,411, respectively, in franchise tax payable. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of (i) the completion of our initial business combination and (ii) the redemption of 100% of the Public Shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering. Through December 31, 2015 and 2014, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the year ended December 31, 2015 and for the period from July 25, 2014 (inception) through December 31, 2014, we earned $17,456 and $3,077, respectively, in interest income from investments held in the Trust Account and cash held outside of trust. All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We entered into an agreement to pay RCS Advisory a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date our securities were first listed on NASDAQ. We also entered into an agreement to pay our Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of our officers, who work on our behalf, commencing on the date our securities were first listed on NASDAQ. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly reimbursements. For the year ended December 31, 2015 and for the period from July 25, 2014 (inception) through December 31, 2014, we incurred a total of $300,000 and $74,193, respectively under these agreements. As of December 31, 2015 and 2014, $20,000 and $29,677, respectively, remained payable to RCS Advisory and $30,000 and $44,516, respectively remained payable to our Sponsor for services under these agreements. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, we provided notice of termination of the administrative services agreement.  The space formerly sublet by RCS Advisory for our office space is currently leased by the Sponsor and will be provided to us free of charge.

Liquidity and Capital Resources

For the year ended December 31, 2015 and for the period from July 25, 2014 (inception) through December 31, 2014, we disbursed an aggregate of approximately $855,641 and $110,604, respectively, out of the proceeds of our initial public offering not held in trust, for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous expenses.

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

As indicated in the financial statements included elsewhere in this Report, at December 31, 2015 and 2014, we had cash outside of trust in the amount of $700,873 and $1,570,214, respectively, $135,937 and $59,921, respectively, in accounts payable and accrued expenses, $116,877 and $78,411, respectively, in franchise tax payable and $63,919 and $95,056, respectively, in due to affiliates.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative services agreement to pay RCS Advisory a total of $10,000 per month for office space, utilities, secretarial support and administrative services and a compensation reimbursement agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of our officers who work on our behalf, commencing on the date our securities were first listed on NASDAQ. Upon the earlier of the completion of the initial business combination or our liquidation, we will cease paying these monthly reimbursements. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, we provided notice of termination of the administrative services agreement.  The space formerly sublet by RCS Advisory for our office space is currently leased by the Sponsor and will be provided to us free of charge.
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

Recently Adopted Accounting Standards

On January 1, 2015, we adopted Accounting Standards Update ("ASU") No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity.

On September 30, 2015, we adopted ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

As of December 31, 2015, our financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.

Going Concern Consideration

If we do not complete an Initial Business Combination by October 7, 2016, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete an Initial Business Combination by October 7, 2016.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net loss per Common Share

Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 7,240,479 for the year ended December 31, 2015 takes into effect the 8,625,000 shares issued on July 24, 2014 to the Sponsor; the 1,725,000 Founder Shares forfeited as a result of a reduction in the size of the Public Offering on October 1, 2014, the aggregate of 60,000 shares transferred by the Sponsor to David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich (our independent directors), on October 1, 2014; 24,000,000 shares sold in our initial public offering and outstanding since October 7, 2014; and the aggregate of 900,000 Founder Shares forfeited by the Initial Stockholders on December 4, 2014 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering. The 18,550,000 Warrants related to our initial public offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Fair Value of Financial Instruments
The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

We comply with the requirements of FASB ASB 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering and that were charged to stockholder's equity upon the completion of the initial public offering. At December 31, 2015, the Company expects to receive a reimbursement of offering costs of $2,817. At December 31, 2014, offering costs of $13,294,182 (including $13,200,000 in underwriting commissions and advisory fees and $94,182 in fees in connection with the initial public offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.

Organizational Costs

Organizational costs include accounting and legal fees and the costs of incorporation. These costs are expensed as incurred. No organizational costs were incurred during the year ended December 31, 2015. For the period of July 25, 2014 (inception) to December 31, 2014, we have incurred organizational costs of $22,979.

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

Income Taxes

We comply with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification ("FASB ASC") 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2015, we have a deferred tax asset of approximately $447,197 related to startup costs and net operating loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, we have determined that we have no unrecognized tax benefits as of December 31, 2015. Our conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. We recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2015. We file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. We may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

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
Supplementary data (unaudited):
The following tables presented below are a summary of the selected unaudited quarterly financial data for 2015 and 2014.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Total interest income	$2,565	$2,538	$2,496	$9,857
Operating Expenses:
Total expenses	259,426	237,590	246,041	238,917
Net loss	$(256,861)	$(235,052)	$(243,545)	$(229,060)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	7,203,520	7,228,901	7,251,819	7,276,751

	2014
	For the period from July 25, 2015 (Inception) to September 30, 2014		Fourth Quarter
Revenues:
Total interest income	$—		$3,077
Operating Expenses:
Total expenses	15,323		300,942
Net loss	$(15,323)		$(297,865)

Net loss per common share, basic and diluted	$—	*	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	8,625,000		7,720,286
_____________________________
* Due to rounding.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.
Item 9B. Other Information.
Termination of Related Party Arrangements

On September 8, 2014, the Company entered into an agreement to pay RCS Advisory, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services.  On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, the Company provided notice of termination of the administrative services agreement.  No early termination penalties were incurred in connection with such termination. The space formerly sublet by RCS Advisory for the Company’s office space is currently leased by the Sponsor and will be provided to the Company free of charge.

On October 1, 2014, the Company entered into an M&A Services Agreement with RCS, a division of Realty Capital Securities, LLC, an entity under common with the Sponsor, to act as a financial advisor in connection with the Company’s identification, negotiation and consummation of an initial business combination.  The M&A Services Agreement provided that RCS would perform customary financial analyses of potential initial business combination targets, assist in coordinating the business due diligence process with potential targets, assist in the Company’s review and consideration of the financial aspects of business combination proposals, assist in negotiating the financial aspects of an initial business combination and provide other mutually agreed upon financial advisory services rendered in advance of a determination by the Company’s board to execute definitive documentation related to any business combination.  On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS’s inability to provide the services contemplated by the M&A Services Agreement, the Company provided notice of termination for cause. No early termination penalties were incurred in connection with such termination.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position
Nicholas S. Schorsch	54	Chairman of the Board of Directors
William M. Kahane	67	Chief Executive Officer and Director
Nicholas Radesca	50	Chief Financial Officer, Treasurer and Secretary
Yoav Wiegenfeld	43	Chief Acquisitions Officer
David Gong	66	Independent Director
P. Sue Perrotty	62	Independent Director
Dr. Robert J. Froehlich	62	Independent Director

Nicholas S. Schorsch has been our chairman of the Board of Directors since August 2014. Mr. Schorsch served as chairman of the board of directors of American Realty Capital Trust V, Inc. ("ARCT V") from its formation in January 2013 until February 2015 and served as chief executive officer of ARCT V from its formation until December 2014. Mr. Schorsch served as the chairman of Global Net Lease, Inc. ("GNL") from its formation in July 2011 until February 2015 and served as its chief executive officer of ARC Global from its formation until October 2014. Mr. Schorsch served as chief executive officer of VEREIT, Inc. (formerly, American Realty Capital Properties, Inc.) (“ARCP”) from its inception in December 2010 until October 2014 and served as the chairman of the Board of Directors of ARCP from its inception until December 2014. Mr. Schorsch served as executive chairman of the board of directors of RCS Capital Corporation ("RCAP") from February 2013 until December 2014. Mr. Schorsch served as chairman of the board of directors of American Realty Capital Trust, Inc. (“ARCT”) from August 2007 until January 2013, when ARCT closed its merger with Realty Income Corporation (NYSE: O); and as the chief executive officer of ARCT from its formation in August 2007 until March 2012. Mr. Schorsch served as chairman and chief executive officer of New York REIT, Inc., (“NYRT”) from its formation in October 2009 until December 2014. Mr. Schorsch served as the chairman and the chief executive officer of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) from its formation in July 2010 until December 2014. Mr. Schorsch served as the executive chairman of the board of American Realty Capital Healthcare Trust, Inc. (“ARC HT”) from March 2014 until January 2015 when ARC HT closed its merger with Ventas, Inc. (NYSE: VTR) and served as the chairman and the chief executive officer of ARC HT from its formation in August 2010 until March 2014. Mr. Schorsch served as chairman and the chief executive officer of Business Development Corporation of America (“BDCA”) from its formation in May 2010 until December 2014 and Business Development Corporation of America II (“BDCA II”) from April 2014 until December 2014. Mr. Schorsch served as the chairman and chief executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”) from its formation in September 2010 until December 2014. Mr. Schorsch served as chairman and chief executive officer of American Realty Capital Trust III, Inc. (“ARCT III”) from its formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Schorsch also served as the chief executive officer and chairman of the board of directors of American Realty Capital Trust IV, Inc. (“ARCT IV”), beginning with its formation in February 2012 until the closing of the merger of ARCT IV with ARCP in January 2014. Mr. Schorsch served as the executive chairman of the board of directors of Healthcare Trust, Inc. (“HTI”) from March 2014 until December 2014 and previously served as chairman of the board of HTI from its formation in October 2012 until March 2014. Mr. Schorsch served as the chairman of the board of directors of Realty Finance Trust, Inc. (“RFT”) from November 2012 until November 2014. Mr. Schorsch served as chief executive officer of the advisor to Phillips Edison Grocery Center REIT II, Inc. (“PE-ARC II”) from July 2013 until December 2014. Mr. Schorsch served as the chairman of the board of directors of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) from its formation in July 2013 until December 2014. Mr. Schorsch served as chief executive officer of the advisor to United Development Funding Income Fund V (“UDF V”) from September 2013 until April 2015. Mr. Schorsch served as chief executive officer of American Realty Capital New York City REIT, Inc. (“ARC NYCR”) from its formation in December 2013 until November 2014 and as chairman of the board of directors of ARC NYCR from its formation until December 2014. Mr. Schorsch served as chairman of Cole Credit Property Trust, Inc., Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Corporate Income Trust, Inc. and Cole Office & Industrial REIT (CCIT II), Inc. from the close of ARCP’s acquisition of Cole Real Estate Investments, Inc. (“Cole”) in February 2014 until December 2014. From September 2006 to July 2007, Mr. Schorsch was chief executive officer of American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice chairman of American Financial

Realty Trust (“AFRT”) from its inception as a REIT in September 2002 until August 2006. AFRT was a publicly traded REIT (which was listed on the NYSE within one year of its inception) that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets that were net leased to tenants in the financial services industry, such as banks and insurance companies. Through American Financial Resource Group (“AFRG”) and its successor corporation, AFRT, Mr. Schorsch executed in excess of 1,000 acquisitions, both in acquiring businesses and real estate property with transactional value of approximately $5.0 billion, while also operating offices in Europe that focused on sale and leaseback and other property transactions in Spain, France, Germany, Finland, Norway and the United Kingdom. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young. From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of AFRG, AFRT’s predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Prior to AFRG, Mr. Schorsch served as president of a non-ferrous metal product manufacturing business, Thermal Reduction Corporation. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corrpro (NYSE) in 1994. Mr. Schorsch attended Drexel University.

We believe that Mr. Schorsch’s current and prior experience as a director and/or executive officer of the companies described above and his significant real estate acquisition and credit underwriting experience, make him well qualified to serve as chairman of our board of directors.

William M. Kahane has served as our chief executive officer and as a member of our board of directors since August 2014.  Mr. Kahane has served as a director of NYRT since its formation in October 2009 and was appointed as executive chairman of NYRT in December 2014. Mr. Kahane also previously served as president and treasurer of NYRT from its formation in October 2009 until March 2012. Mr. Kahane has served as a director of HTI since March 2013, including as executive chairman from December 2014 until February 2015. Mr. Kahane has served as a director of ARC HOST from February 2014, including as executive chairman from December 2014. Mr. Kahane previously served as the chief executive officer and president of ARC HOST from August 2013 until November 2014. Mr. Kahane has served as a director of GNL since February 2015, including as executive chairman from February 2015 until March 2015. He also previously served an executive officer of GNL, the GNL advisor and the GNL property manager from October 2014 until February 2015. Mr. Kahane has served as chief executive officer, president and chief operating officer to the UDF V advisor since April 2015. Mr. Kahane previously served as a director of ARC RCA from its formation in July 2010, including as chairman from November 2014, until December 2015. Mr. Kahane also previously served as an executive officer of ARC RCA and the ARC RCA advisor from November 2014, including as chief executive office from December 2014, until December 2015. Mr. Kahane also previously served as an executive officer of ARC RCA and the ARC RCA advisor from their respective formations in July 2010 and May 2010 until March 2012. Mr. Kahane served as the chief executive officer and president of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager and as chairman of the board of directors of ARC DNAV from December 2014 until December 2015. Mr. Kahane also previously served as a director of ARC DNAV from September 2010 until March 2012 and as chief operating officer and secretary of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from November 2014 until December 2014. Mr. Kahane served as a director of American Realty Capital New York City REIT, Inc. (“ARC NYCR”) from its formation in December 2013, including as executive chairman from December 2014, until November 2015. Mr. Kahane served as an executive officer of American Finance Trust, Inc. (“AFIN”), the AFIN advisor and the AFIN property manager from November 2014, including as chief executive officer from December 2014, until May 2015. Mr. Kahane also previously served as executive chairman of the AFIN board of directors from February 2015 until November 2015. Mr. Kahane served as executive chairman of the board of directors of American Realty Capital Global Trust II, Inc. (“ARC Global II”) from December 2014 until November 2015 and previously served as an executive officer of ARC Global II, the ARC Global II advisor and the ARC Global II property manager from October 2014 until December 2014. Mr. Kahane previously served as a director of RFT from November 2014, including as chairman from December 2014, until June 2015. Mr. Kahane served as executive chairman of the board of directors of American Realty Capital Healthcare Trust III, Inc. (“ARC HT III”) from December 2014 until November 2015. Mr. Kahane served as a director of PECO II from August 2013 until January 2015. Mr. Kahane served as a director of BDCA since its formation in May 2010 until December 2015 and as an executive officer from May 2010 until March 2012. Mr. Kahane served as a director of ARC HT from its formation in August 2010 until January 2015 when ARC HT closed its merger with Ventas, Inc. Mr. Kahane previously served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager from their respective formations in August 2010 until March 2012. He also served as a director and executive officer of ARCP from December 2010 until March 2012. Additionally, Mr. Kahane served as an executive officer of ARCP’s former manager from November 2010 until March 2012 and served as a director of ARCP from February 2013 to June 2014. Mr. Kahane served as an executive officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane served as an executive officer of American Realty Capital Trust III, Inc. (“ARCT III”), the ARCT III advisor, and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane served as a director of RCAP from February 2013 until December 2014, and served as chief executive officer of RCAP from February 2013 until September 2014. Mr. Kahane served as a director of Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole DNAV”) from February 2014 until December 2014, and served as a director of Cole Credit Property Trust, Inc. (“CCPT”) from May 2014 until February 2014.  Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979 where he worked on the development of hotel properties in Hawaii and California. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., or Morgan Stanley, specializing in real estate, including the lodging sector becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Nicholas S. Schorsch while a trustee at American Financial Realty Trust (“AFRT”), from April 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane served as a managing director of GF Capital Management & Advisors LLC (“GF Capital”), a New York-based merchant banking firm, where he directed the firm’s real estate investments, from 2001 to 2003. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business.

We believe Mr. Kahane’s current and prior experience as a director and/or executive officer of the companies described above and his significant investment banking experience in real estate make him well qualified to serve as a member of our board of directors.

Nicholas Radesca has served as our chief financial officer, treasurer and secretary since August 1, 2014. Mr. Radesca has served as the chief financial officer of ARC DNAV since January 2014, as chief financial officer of AFIN since January 2014, as chief financial officer and treasurer of RFT since January 2013, and as interim chief financial officer, treasurer and secretary of NYRT and ARC NYCR since June 2015. Mr. Radesca has served as an executive officer of the UDF V advisor since September 2013. Mr. Radesca served as the chief financial officer of ARC RCA from May 2014 until December 2014, as the interim chief financial officer, treasurer and secretary of ARC HOST from May 2014 until December 2014 and as chief financial officer, treasurer and secretary of BDCA from February 2013 until December 2015. Prior to joining American Realty Capital in December 2012, Mr. Radesca was employed by Solar Capital Management, LLC, from March 2008 to May 2012, where he served as the chief financial officer and corporate secretary for Solar Capital Ltd. and its predecessor company, and Solar Senior Capital Ltd., both of which are publicly traded business development companies. From 2006 to February 2008, Mr. Radesca served as the chief accounting officer at iStar Financial Inc. (“iStar”), a publicly traded commercial REIT, where his responsibilities included overseeing accounting, tax and SEC reporting. Prior to iStar, Mr. Radesca served in various senior accounting and financial reporting roles at Fannie Mae, Del Monte Foods Company, Providian Financial Corporation and Bank of America. Mr. Radesca has more than 20 years of experience in financial reporting and accounting and is a licensed certified public accountant in New York and Virginia. Mr. Radesca holds a B.S. in accounting from the New York Institute of Technology and an M.B.A. from the California State University, East Bay.

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

David Gong has served on our board of directors as an independent director since October 2014. Mr. Gong has also served as the lead independent director of AFIN since January 2013.  Mr. Gong served as an independent director of ARCT III from January 2011 until the close of its merger with ARCP in February 2013, as an independent director of HTI from March 2013 until February 2015, as an independent director of ARCP from July 2011 until October 2012 and as an independent director of ARC RCA from February 2011 until November 2015. Mr. Gong has over 25 years of experience in global asset management. Mr. Gong has served as a director of Helios Capital LLC’s Helios Strategic Fund since its inception in January 2005. From August 2004 to February 2005, Mr. Gong served as a consultant to AFRT. During such time, he sourced and structured, from a tax and legal perspective, potential bank branch acquisitions in Asia. From August 2002 to July 2004, Mr. Gong served as the managing director of Ankar Capital Management, a New York based investment advisory firm. While at Ankar, Mr. Gong managed the firm’s private equity group in the Singapore office. From February 1990 to January 2001, Mr. Gong served as a senior partner and international portfolio manager at Ardsley Partners, also a New York based investment advisory firm, where he managed several emerging market hedge funds, including the Ardsley Pacific Fund. From September 1981 to January 1990,

Mr. Gong served as an equity portfolio manager at T. Rowe Price where he also assisted in the establishment of the firm’s Hong Kong office. He previously served as a director of Alliance Capital Management, LLC’s Turkish Growth Fund from October 1993 to December 2000 and India Liberalization Fund from December 1993 to December 2003. Mr. Gong received a B.A. from the University of California, Berkeley, a J.D. from the University of California, Davis where he earned Order of the Coif honors and an M.B.A. from Stanford University’s Graduate School of Business.

We believe that Mr. Gong’s current and prior experience as an independent director, his extensive experience in global asset management, his experience in sourcing and structuring potential bank branch acquisitions in Asia for AFRT, and his educational background, make him well qualified to serve as a member of our Board of Directors.

P. Sue Perrotty has served on our board of directors as an independent director since October 2014. Ms. Perrotty has served as an independent director of GNL since March 2015, of ARC HT III since August 2014 and of NYRT since September 2014. Ms. Perrotty also served as an independent director of ARC HT from November 2013 until the completion of its merger with Ventas, Inc. in January 2015, ARC DNAV from August 2013 until August 2014 and ARC HOST from September 2013 to September 2014. Ms. Perrotty has served as president and chief executive officer of AFM Financial Services in Cranford, New Jersey since April 2011. Ms. Perrotty also has been an investor and advisor to several small businesses and entrepreneurs in varying stages of development since August 2008. Ms. Perrotty served in the administration of Governor Edward G. Rendell as chief of staff to First Lady, Judge Marjorie Rendell from November 2002 through August 2008. Ms. Perrotty held the position of executive vice president and head of Global Operations for First Union Corp. as a member of the Office of the Chairman from January 2001 to January 2002. Prior to that time, Ms. Perrotty was Banking Group head for the Pennsylvania and Delaware Banking Operations of First Union from November 1998 until January 2001. Ms. Perrotty joined First Union through the merger with Corestates Bank where she served as executive vice president and head of IT and Operations from April 1996 until November 1998. Ms. Perrotty also served as senior executive vice president and head of all Consumer Businesses including Retail Banking, Mortgage Banking, Product Development and Marketing as well as strategic customer information and delivery system development. Ms. Perrotty was a member of the chairman’s staff in each of the companies she served. Ms. Perrotty serves on several boards including the Board of Trustees of Albright College, where she is currently chair of the Finance Committee and member of the Investment and Property subcommittees. Ms. Perrotty also serves as vice chair of the Berks County Community Foundation, and as development chair for the Girls Scouts of Eastern PA Board. Ms. Perrotty has received several awards for community leadership and professional accomplishments including the PA 50 Best Women in Business, the Franciscan Award from Alvernia University, the Albright College Distinguished Alumni Award, the Women of Distinction Award from the March of Dimes, Taking the Lead Award from the Girl Scouts of Eastern PA and the 2006 Champion of Youth Award from Olivet Boys & Girls Club. Ms. Perrotty is a graduate of Albright College with a Bachelor of Science degree in Economics and was also awarded an Honorary Doctor of Laws degree from Albright College in 2010.

We believe that Ms. Perrotty’s current and prior experience as an independent director, her prior business experience and her leadership qualities make her well-qualified to serve on the board of directors.

Dr. Robert J. Froehlich has served on our board of directors as an independent director since October 2014. Dr. Froehlich was appointed as an independent director of RFT and HTI in January 2013 and has served as an independent director of ARC DNAV since November 2012. Dr. Froehlich has over 35 years of experience in and around Wall Street. Dr. Froehlich currently serves as an independent director for privately held company, Davidson Investment Advisors, Inc. Appointed in July 2009, Davidson manages over $1 billion in client assets. Since 2013, Dr. Froehlich has served as a trustee of Highland Capital Mutual Funds, a mutual fund company with $3.5 billion under management. In addition, Dr. Froehlich has served as the lead independent trustee of Realty Capital Income Funds, a group of mutual funds sponsored by our Sponsor, since 2013. Dr. Froehlich also has served as chief executive officer, president, owner and chairman of the board of directors of the Kane County Cougars Baseball Club, a Class “A” minor league affiliate of the Chicago Cubs, since 2014. In July 2014, Dr. Froehlich was appointed as an independent director for NexPoint Capital, Inc., a business development corporation headquartered in Dallas, Texas. In August 2014, Dr. Froehlich was appointed to the advisory board of Internet Connectivity Group, Inc., a private full service digital media firm headquartered in Lake Forest, California. He began his career in the public sector from December 1975 to April 1978, as a budget analyst for the City of Dayton, Ohio, with a budget of $100 million. From May 1978 to February 1981, he served as the chief financial officer for Montgomery County, Ohio's Water & Sewer District with annual operating revenues of $75 million. In March 1981, he was appointed the first city manager for Beavercreek, Ohio, as one of the youngest city managers in Ohio, with an operating budget of $5 million. Dr. Froehlich served there until April 1985, when he transitioned to the private sector as a senior executive with Ernst & Whinney from May 1985 to September 1989, where he was responsible for a national practice that conducted financial feasibility studies and financial consulting to tax exempt entities. From October 1989 to January 1997, he held several senior executive roles at Van Kampen Merritt which after its merger with American Capital became Van Kampen American Capital, with over $50 billion in assets across 75 different mutual funds. Dr. Froehlich began there as the Director of Municipal Research and left as the firm's first Chief Investment Strategist. In February 1997, he then joined Kemper Funds, with $75 billion in assets among 50 different funds, as their vice chairman. In January

2001, he was appointed vice chairman of Scudder Investments, when Scudder Funds merged with Kemper Funds. Combined, they had assets of over $200 billion in 129 funds. In April 2002, when Deutsche Bank acquired Scudder Investments, Dr. Froehlich was named vice chairman of Deutsche Asset Management, a role he held until September 2009. In September 2009, until his retirement in April 2012, Dr. Froehlich was a senior executive with The Hartford Mutual Funds, where he also served as an officer of all 55 funds, with assets totaling $84 billion. Dr. Froehlich also served on the board of trustees of the University of Dayton from January 1998 to October 2008. While on the board he was on the executive committee and served as chairman of the investment committee, overseeing a $500 million endowment. From October 1989 to February 1997, he served as a director for McCarthy, Crisanti & Maffei, Inc., a privately held economic research firm with revenues of $75 million, and a wholly owned subsidiary of Xerox Financial Corporation. He received his Ph.D. from California Coast University in 1979, M.A. from Central Michigan in 1978, M.P.A. from the University of Dayton in 1976 and a B.A. from the University of Dayton in 1975. In 2008, he was awarded an Honorary Doctorate of Commercial Sciences from the board of trustees of Central Michigan University.

We believe that Dr. Froehlich’s experience as an independent director, his expertise in United States and global economics, global currencies and financial markets, public policy and politics and United States and global demographic trends, make him well qualified to serve on our board of directors.

Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Dr. Froehlich, expired at our first annual meeting of stockholders on December 14, 2015, however, Dr. Froehlich was re-elected by our stockholders at such annual meeting for a three year term. The term of office of the second class of directors, consisting of Ms. Perrotty and Mr. Gong, will expire at our next annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Schorsch and Kahane, will expire at the following annual meeting of stockholders. We may not hold another annual meeting of stockholders until after we consummate our initial business combination.

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

Code of Ethics and Audit and Compensation Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to this Report. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2015, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with.
Item 11. Executive Compensation.
Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. We previously agreed to pay RCS Advisory an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services, and to the Sponsor up to $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, we provided notice of termination of the administrative services agreement.

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
Compensation Committee Interlocks and Insider Participation
None.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of January 21, 2016, by:

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
AR Capital, LLC (the Sponsor) (2)	5,947,827	19.8%

Nicholas S. Schorsch (2)(3)	5,947,827	19.8%

William M. Kahane (2)(3)	5,947,827	19.8%

David Gong (4)	17,391	*

P. Sue Perrotty (4)	17,391	*

Dr. Robert J. Froehlich (4)	17,391	*

Arrowgrass Capital Partners (US) LP (5)	2,271,011	7.6%

Fir Tree Inc. (6)	2,600,000	8.7%

Polar Asset Management Partners Inc. (7)	2,104,000	7.0%

Deutsche Bank AG (8)	1,635,489	5.5%

All directors and executive officers as a group (seven individuals)	6,000,000	20.0%
________________________
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
(4) David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, respectively, hold 17,391 Founder Shares.
(5) According to Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 2016 on behalf of Arrowgrass Capital Partners (US) LP, a Delaware limited partnership ("ACP") and Arrowgrass Capital Services (US) Inc., a Delaware corporation ("ACS"), ACP and ACS share voting and dispositive power over the shares reported above. The business address of this stockholder is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.
(6) According to a Schedule 13G filed with the SEC on February 17, 2015 on behalf of Fir Tree Inc., a New York corporation ("Fir Tree"), the shares reported above include shares purchased by certain private investment funds for which Fir Tree serves as the investment manager (the "Fir Tree Funds"). Fir Tree is the investment manager of the Fir Tree Funds, and has been granted investment discretion over portfolio investments, including the common stock of the Company held by the Fir Tree Funds. The business address of this stockholder is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(7) According to a Schedule 13G filed with the SEC on February 16, 2016 on behalf of Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi Strategy Master Fund, a Cayman Islands exempted company ("PMSMF"), the shares reported above are directly held by PMSMF. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(8) According the a Schedule 13G filed with the SEC on February 17, 2017 on behalf of Deutsche Bank AG, Deutsche Bank AG has sole voting and dispositive power over the shares reported above. The business address of this stockholder is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.
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

Administrative Services Agreement

On September 8, 2014, the Company entered into an agreement to pay RCS Advisory a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities were first listed on NASDAQ. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, the Company provided notice of termination of the administrative services agreement.  The space formerly sublet by RCS Advisory for the Company’s office space is currently leased by the Sponsor and will be provided to the Company free of charge.

M&A Advisory Agreement

On October 1, 2014, the Company entered into an agreement with RCS to act as a financial advisor in connection with our Company’s identification, negotiation and consummation of an initial business combination (the “M&A Services Agreement”). The M&A Services Agreement provided that RCS would perform customary financial analyses of potential initial business combination targets, assist in coordinating the business due diligence process with potential targets, assist in the Company’s review and consideration of the financial aspects of business combination proposals, assist in negotiating the financial aspects of an initial business combination and provide other mutually agreed upon financial advisory services rendered in advance of a determination by the Company’s board to execute definitive documentation related to any business combination. Additionally, in the event that the Company executes a definitive agreement with respect to an initial business combination, the M&A Services Agreement provided that RCS would provide post-signing and pre-closing financial advisory services as may be mutually agreed upon. In exchange for these services, the M&A Services Agreement provided that the Company would pay RCS a transaction fee equal to 1.1% of the total gross proceeds raised in the initial public offering. This fee would be payable upon consummation of an initial business combination out of the proceeds of the Trust Account released to the Company. The M&A Services Agreement also provided that the Company would reimburse RCS for reasonable out-of-pocket expenses, irrespective of whether an initial business combination was consummated, and in the event that the Company failed to complete an initial business combination within 24 months from the closing of the initial public offering, such out-of-pocket expenses would not be paid out of the Trust Account. The M&A Services Agreement could be terminated by either party at any time with or without cause. On January 22, 2016, due to the exigent circumstances publicly announced by RCS’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS’s inability to provide the services contemplated by the M&A Services Agreement, the Company provided notice of termination for cause.

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

Fees paid in Connection with Operations of the Company
During the year ended December 31, 2015 and for the period from July 25, 2014 (inception) through December 31, 2014, the Company incurred $66,832 and $7,162, respectively, of related party legal costs in connection with the operations of the Company.

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
 Audit Fees

For the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, fees paid or payable for our independent registered public accounting firm were approximately $115,000 and $50,000, respectively for the services it performed in connection with this Report and our initial public offering, including our interim reviews.

 Audit-Related Fees

For the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, fees paid or payable for our independent registered public accounting firm were approximately $0 and $68,800, respectively for the services it performed in connection with the review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Tax Fees

We have not incurred any fees for tax services with relation to KPMG, LLP.

All Other Fees

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was not formed until October 1, 2014. As a result, the audit committee did not pre-approve all of the services related to the period from July 25, 2014 (inception) to December 31, 2014, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by KPMG, LLP, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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
See the Index to Financial Statements on page F-1 of this Report.
(3) Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(3)	Specimen Unit Certificate
4.2(3)	Specimen Common Stock Certificate
4.3(3)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated October 1, 2014, between Continental Stock Transfer & Trust Company and the Registrant
10.1(2)	Promissory Note, dated August 1, 2014, issued to AR Capital, LLC
10.2(a)(1)	Letter Agreement, dated October 1, 2014, among the Registrant, Nicholas S. Schorsch, William M. Kahane, Nicholas Radesca, Yoav Wiegenfeld and AR Capital, LLC
10.2(b)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and David Gong
10.2(c)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and P. Sue Perrotty
10.2(d)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and Dr. Robert J. Froehlich
10.3(1)	Investment Management Trust Agreement, dated October 1, 2014, between the Registrant and Continental Stock Transfer & Trust Company
10.4(1)	Registration Rights Agreement, dated October 1, 2014, among the Registrant, AR Capital, LLC, and the other parties thereto
10.5(2)	Securities Purchase Agreement, dated August 1, 2014, between the Registrant and AR Capital, LLC
10.6(2)	Amended and Restated Private Placement Warrants Purchase Agreement, dated October 1, 2014, between the Registrant and AR Capital, LLC
10.7(3)	Form of Indemnification Agreement between the Registrant and Indemnitee
10.8(1)	Securities Escrow Agreement, dated October 1, 2014, among the Registrant, AR Capital, LLC, the Initial Holders party thereto and Continental Stock Transfer & Trust Company
10.9(3)	Administrative Services Agreement, dated September 8, 2014, between the Registrant and RCS Advisory Services, LLC
10.10(1)	M&A Advisory Agreement, dated October 1, 2014, between the Registrant and RCS Capital
10.11(1)	Compensation Reimbursement Agreement, dated October 1, 2014, between the Registrant and AR Capital, LLC
10.12(1)	Securities Assignment Agreement, dated October 1, 2014, among AR Capital, LLC, David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich
14*	Code of Ethics
24*	Power of Attorney (included on signature page of this report).

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Audit Committee Charter
99.2 *	Compensation Committee Charter
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of February, 2016.

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

Name	Capacity	Date

/s/ William M. Kahane	Chief Executive Officer and Director	February 19, 2016
William M. Kahane

/s/ Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)	February 19, 2016
Nicholas Radesca

/s/ Nicholas S. Schorsch	Chairman of the Board of Directors	February 19, 2016
Nicholas S. Schorsch

/s/ David Gong	Independent Director	February 19, 2016
David Gong

/s/ P. Sue Perrotty	Independent Director	February 19, 2016
P. Sue Perrotty

/s/ Dr. Robert J. Froehlich	Independent Director	February 19, 2016
Dr. Robert J. Froehlich

AR CAPITAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AR Capital Acquisition Corp.:
We have audited the accompanying balance sheets of AR Capital Acquisition Corp. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015, and for the period from July 25, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AR Capital Acquisition Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015, and for the period from July 25, 2014 (inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by October 7, 2016. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
New York, New York
February 19, 2016

AR CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$700,873	$1,570,214
Accounts receivable	2,817	—
Prepaid expenses and other assets	—	28,133
Total current assets	703,690	1,598,347

Non-current assets:
Investments held in Trust Account	240,018,972	240,002,671
Total assets	$240,722,662	$241,601,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$135,937	$59,921
Franchise tax payable	116,877	78,411
Due to affiliates	63,919	95,056
Total current liabilities	316,733	233,388
Deferred underwriting commissions and advisory fees	8,400,000	8,400,000
Total liabilities	8,716,733	8,633,388

Common stock subject to possible redemption; 22,700,592 and 22,796,762 shares (at redemption value of approximately $10.00 per share) as of December 31, 2015 and December 31, 2014, respectively	227,005,919	227,967,620
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,299,408 and 7,203,238 shares issued and outstanding (excluding 22,700,592 and 22,796,762 shares subject to possible redemption) at December 31, 2015 and December 31, 2014, respectively	730	720
Additional paid-in capital	6,276,986	5,312,478
Accumulated deficit	(1,277,706)	(313,188)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$240,722,662	$241,601,018

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	For the period from July 25, 2014 (inception) to December 31, 2014
Revenues:
Interest income from Trust Account	$16,301	$2,671
Interest income from operating account	1,155	406
Total interest income	17,456	3,077
Expenses:
Professional fees	234,240	96,818
State franchise taxes	180,605	78,411
Compensation reimbursement fee	180,000	44,516
Administrative fee	120,000	29,677
Other expenses	267,129	66,843
Total expenses	981,974	316,265
Net loss	$(964,518)	$(313,188)

Net loss per common share, basic and diluted	$(0.13)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	7,240,479	8,080,989

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, July 25, 2014 (Inception)	—	$—	$—	$—	$—
Sale of common stock to initial stockholder on August 1, 2014 at $0.003 per share	8,625,000	863	24,137	—	25,000
Sponsor shares forfeited	(2,625,000)	(263)	263	—	—
Sale of common stock on October 7, 2014 at $10.00 per share	24,000,000	2,400	239,997,600	—	240,000,000
Sale of 6,550,000 of Private Placement Warrants on October 7, 2014 at $1.00 per warrant	—	—	6,550,000	—	6,550,000
Underwriters commissions, advisory fees and offering costs (net of reimbursement)	—	—	(13,294,182)	—	(13,294,182)
Common stock subject to possible redemption: 22,829,846 (at redemption value of approximately $10.00 per share) at October 7, 2014	(22,829,846)	(2,283)	(228,296,178)	—	(228,298,461)
Change in common stock subject to possible redemption to 22,796,762 shares at December 31, 2014	33,084	3	330,838	—	330,841
Net loss	—	—	—	(313,188)	(313,188)
Balance, December 31, 2014	7,203,238	$720	$5,312,478	$(313,188)	$5,000,010
Decrease in common stock subject to possible redemption by 96,170 common shares at redemption value	96,170	10	961,691	—	961,701
Offering cost reimbursement	—	—	2,817	—	2,817
Net loss	—	—	—	(964,518)	(964,518)
Balance, December 31, 2015	7,299,408	$730	$6,276,986	$(1,277,706)	$5,000,010

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	For the period from July 25, 2014 (inception) to December 31, 2014
Cash flows from operating activities:
Net loss	$(964,518)	$(313,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on Trust Account	(16,301)	(2,671)
Changes in assets and liabilities:
Prepaid expenses and other assets	28,133	(28,133)
Accounts payable and accrued expenses	76,016	59,921
Due to affiliates	(17,437)	95,056
Franchise tax payable	38,466	78,411
Net cash used in operating activities:	(855,641)	(110,604)
Cash flows from investing activities
Trust Account proceeds invested	(16,301)	(240,002,671)
Interest on Trust Account	16,301	2,671
Net cash used in investing activities	—	(240,000,000)
Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholder	—	25,000
Proceeds from sale of common stock through public offering, net of underwriting discounts	—	235,200,000
Proceeds from Sponsor to purchase private placement warrants	—	6,550,000
Offering cost reimbursement received from underwriter	—	500,000
Payment of offering costs	(13,700)	(594,182)
Proceeds from promissory note from Sponsor	—	79,702
Repayment of Sponsor promissory note	—	(79,702)
Net cash provided by (used in) financing activities:	(13,700)	241,680,818
Net (decrease) increase in cash	(869,341)	1,570,214
Cash, beginning of period	1,570,214	—
Cash, end of period	$700,873	$1,570,214

Supplemental disclosure of cash flow activities:
Cash paid for franchise taxes	$142,139	$—
Supplemental disclosure of financing activities:
Deferred underwriting commissions and advisory fees	$—	$8,400,000
Receivable for offering costs	$2,817	$—

The accompanying notes are an integral part of these statements.

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Recently Adopted Accounting Standards
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
As of December 31, 2015, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.
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

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the year ended December 31, 2015 and for the period from July 24, 2014 (inception) to December 31, 2014, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.
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

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Offering Costs
The Company complies with the requirements of FASB ASB 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders' equity. At December 31, 2015, the Company expects to receive a reimbursement of offering expenses of $2,817. At December 31, 2014, offering costs of $13,294,182 (including $13,200,000 in underwriting commissions and advisory fees and $94,182 in fees in connection with the Public Offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.
Organizational Costs
Organizational costs include accounting and legal fees and the costs of incorporation. These costs are expensed as incurred. No organizational costs were incurred for the year ended December 31, 2015. For the period of July 25, 2014 (inception) to December 31, 2014, the Company had incurred organizational costs of $22,979.

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

Accordingly, at December 31, 2015 and 2014, 22,700,592 and 22,796,762 of the 24,000,000 Public Shares were classified outside of permanent equity at its redemption value.
Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2015, the Company has a deferred tax asset of approximately $447,197 related to startup costs and net operating loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that the it has no unrecognized tax benefits as of December 31, 2015. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2015. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2015 was as follows:

Year Ended December 31,
2015
U.S. federal statutory income tax rate	35%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	3%
Change in Valuation Allowance	(38)%
Effective tax rate	0%

As of December 31, 2015, the Company has federal net operating loss of approximately $254,830, which expires in the year 2034.

Reclassification and Presentation
The Company previously disclosed insurance expenses separately on the Company's Statements of Operations. For the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, insurance expenses were condensed to other expenses of $267,129 and $66,843, respectively, on the Company's Statements of Operations presented in this Annual Report on Form 10-K.
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
The Company paid an upfront underwriting discount of $0.20 per Public Unit ($4,800,000 in the aggregate) to the underwriters at the closing of the Public Offering. Additional fees (the “Deferred Fees”) of $8,400,000 ($0.35 per Public Unit sold), comprised of (a) $5,760,000 payable to the underwriters for deferred underwriting commissions and (b) $2,640,000 payable to RCS Capital ("RCS"), a division of Realty Capital Securities, LLC, an entity under common control with the Sponsor, for financial advisory services in connection with the identification, evaluation, negotiation and completion of the Initial Business Combination, were included with the proceeds deposited in the Trust Account at the closing of the Public Offering and will become payable to the underwriters and RCS from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination. The underwriters and RCS are not entitled to any interest accrued on the Deferred Fees. On January 22, 2016, due to the exigent circumstances publicly announced by RCS’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS’s inability to provide the services contemplated by an M&A services agreement, the Company provided notice of termination for cause.
Note 4. Related Party Transactions and Arrangements
Founder Shares
On August 1, 2014, the Sponsor purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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
Administrative Services Agreement
On September 8, 2014, the Company entered into an administrative services agreement to pay RCS Advisory Services, LLC, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities were first listed on The NASDAQ Capital Market ("NASDAQ"). During the year ended December 31, 2015 and for the period from July 25, 2014 (inception) through December 31, 2014, the Company incurred $120,000 and $29,677, respectively, related to services under this agreement. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, the Company provided notice of termination of the administrative services agreement.  The space formerly sublet by RCS Advisory for the Company’s office space is currently leased by the Sponsor and will be provided to the Company free of charge.
M&A Advisory Agreement
On October 1, 2014, the Company entered into an agreement with RCS to act as a financial advisor in connection with the Company’s identification, negotiation and consummation of an Initial Business Combination (the “M&A Services Agreement”). The M&A Services Agreement provided that RCS would perform customary financial analyses of potential Initial Business Combination targets, assist in coordinating the business due diligence process with potential targets, assist in the Company’s review and consideration of the financial aspects of business combination proposals, assist in negotiating the financial aspects of an Initial Business Combination and provide other mutually agreed upon financial advisory services rendered in advance of a determination by the Company’s board to execute definitive documentation related to any business combination. Additionally, in the event that the Company executes a definitive agreement with respect to an Initial Business Combination, the M&A Services Agreement provided that RCS would provide post-signing and pre-closing financial advisory services as may be mutually agreed upon.
In exchange for these services, the M&A Services Agreement provided that the Company would pay RCS a transaction fee equal to 1.1% of the total gross proceeds raised in the Public Offering. This fee would be payable upon consummation of an Initial Business Combination out of the proceeds of the Trust Account released to the Company. The M&A Services Agreement also provided that the Company would reimburse RCS for reasonable out-of-pocket expenses, irrespective of whether an Initial Business Combination was consummated, and in the event that the Company failed to complete an Initial Business Combination within 24 months from the closing of the Public Offering, such out-of-pocket expenses would not be paid out of the Trust Account. The M&A Services Agreement could be terminated by either party at any time with or without cause. On January 22, 2016, due to the exigent circumstances publicly announced by RCS’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS’s inability to provide the services contemplated by the M&A Services Agreement, the Company provided notice of termination for cause.

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Compensation Reimbursement
On October 1, 2014, the Company entered into an agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the "Compensation Reimbursement Agreement"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2015 and for the period from July 25, 2014 (inception) through December 31, 2014, the Company incurred $180,000 and $44,516, respectively related to services under this agreement.
Fees paid in Connection with Operations of the Company
During the year ended December 31, 2015 and for the period from July 25, 2014 (inception) through December 31, 2014, the Company incurred $66,832 and $7,162, respectively, of related party legal costs in connection with the operations of the Company.
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

Note 6. Trust Account

A total of $240,000,000, which includes $235,200,000 of the net proceeds from the Public Offering, $4,300,000 from the sale of the Private Placement Warrants and $500,000 reimbursement from the underwriters for offering expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of December 31, 2015 and 2014, the balance in the Trust Account was $240,018,972 and $240,002,671, respectively.

Note 7. Fair Value Measurements
The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,018,972	$240,018,972	$—	$—

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,002,671	$240,002,671	$—	$—

AR CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 8. Stockholder’s Equity
Common Stock - The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2015 and 2014, there were 30,000,000 shares of common stock outstanding, including 22,700,592 and 22,796,762, respectively of shares subject to possible redemption.
Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At December 31, 2015 and 2014, there were no shares of preferred stock issued and outstanding.
Note 9. Subsequent Events
Termination of Related Party Arrangements

On September 8, 2014, the Company entered into an agreement to pay RCS Advisory, an entity under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services.  On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, the Company provided notice of termination of the administrative services agreement.  No early termination penalties were incurred in connection with such termination. The space formerly sublet by RCS Advisory for the Company’s office space is currently leased by the Sponsor and will be provided to the Company free of charge.

On October 1, 2014, the Company entered into an M&A Services Agreement with RCS, a division of Realty Capital Securities, LLC, an entity under common with the Sponsor, to act as a financial advisor in connection with the Company’s identification, negotiation and consummation of an initial business combination.  The M&A Services Agreement provided that RCS would perform customary financial analyses of potential initial business combination targets, assist in coordinating the business due diligence process with potential targets, assist in the Company’s review and consideration of the financial aspects of business combination proposals, assist in negotiating the financial aspects of an initial business combination and provide other mutually agreed upon financial advisory services rendered in advance of a determination by the Company’s board to execute definitive documentation related to any business combination.  On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS’s inability to provide the services contemplated by the M&A Services Agreement, the Company provided notice of termination for cause. No early termination penalties were incurred in connection with such termination.