Form 10-Q
period 2016-03-31
AR CAPITAL ACQUISITION
filed 2016-05-03
CIK 1615892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of May 3, 2016 was 30,000,000.

PART I

Item 1. Financial Statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$486,914	$700,873
Prepaid expenses and other assets	30,000	—
Accounts receivable	—	2,817
Total current assets	516,914	703,690
Non-current assets:
Investments held in Trust Account	240,063,740	240,018,972
Total assets	$240,580,654	$240,722,662
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,983	$135,937
Due to affiliates	83,871	63,919
Franchise tax payable	45,000	116,877
Total current liabilities	268,854	316,733
Deferred underwriting commissions and advisory fees	5,760,000	8,400,000
Total liabilities	6,028,854	8,716,733

Common stock subject to possible redemption; 22,955,179 and 22,700,592 shares (at redemption value of approximately $10.00 per share) as of March 31, 2016 and December 31, 2015, respectively	229,551,790	227,005,919
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,044,821 and 7,299,408 shares issued and outstanding (excluding 22,955,179 and 22,700,592 shares subject to possible redemption) at March 31, 2016 and December 31, 2015, respectively	705	730
Additional paid-in capital	6,371,140	6,276,986
Accumulated deficit	(1,371,835)	(1,277,706)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$240,580,654	$240,722,662

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues:
Interest income from Trust Account	$80,271	$2,188
Interest income from operating account	131	377
Total interest income	80,402	2,565
Expenses:

State franchise taxes	45,000	45,605
Compensation reimbursement fee	45,000	45,000
Professional fees	40,457	61,748
Administrative fee	—	30,000
Other expenses	44,074	77,073
Total expenses	174,531	259,426
Net loss	$(94,129)	$(256,861)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	7,296,611	7,203,520

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2015	7,203,238	$720	$5,312,478	$(313,188)	$5,000,010
Decrease in common stock subject to possible redemption of 25,404 ordinary shares at redemption value	25,404	3	254,041	—	254,044
Offering cost reimbursement	—	—	2,817	—	2,817
Net loss	—	—	—	(256,861)	(256,861)
Balance, March 31, 2015	7,228,642	$723	$5,569,336	$(570,049)	$5,000,010

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2016	7,299,408	$730	$6,276,986	$(1,277,706)	$5,000,010
Increase in common stock subject to possible redemption by 254,587 ordinary shares at redemption value	(254,587)	(25)	(2,545,846)	—	(2,545,871)
Change in underwriters commissions and advisory fees	—	—	2,640,000	—	2,640,000
Net loss	—	—	—	(94,129)	(94,129)
Balance, March 31, 2016	7,044,821	$705	$6,371,140	$(1,371,835)	$5,000,010

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Cash flows from operating activities:
Net loss	$(94,129)	$(256,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on Trust Account	(80,271)	(2,188)
Changes in assets and liabilities:
Prepaid expenses and other assets	(30,000)	(9,292)
Accounts payable and accrued expenses	4,046	73,233
Due to affiliates	19,952	71,175
Franchise tax payable	(71,877)	(33,411)
Net cash used in operating activities:	(252,279)	(157,344)
Cash flows from investing activities:
Trust Account proceeds invested	(80,271)	(2,188)
Interest on Trust Account	80,271	2,188
Withdrawal of Trust Account funds for payment of Delaware franchise tax	35,503	—
Net cash from investing activities	35,503	—
Cash flows from financing activities:
Reimbursement (payment) of offering costs	2,817	(13,700)
Net cash provided by (used in) financing activities:	2,817	(13,700)

Net decrease in cash	(213,959)	(171,044)
Cash, beginning of period	700,873	1,570,214
Cash, end of period	$486,914	$1,399,170

Supplemental disclosure of cash flow activities:
Cash paid for franchise taxes	$116,927	$79,016
Supplemental disclosure of financing activities:
Reversal of deferred underwriting commissions and advisory fees	$2,640,000	$—
Receivable for offering costs	$—	$2,817

The accompanying notes are an integral part of these condensed interim financial statements.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2016
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
March 31, 2016
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2016. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2016, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the Company's condensed balance sheets.
Offering Costs
The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB")Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders' equity. As of March 31, 2016, offering costs of $10,651,365 (including $10,560,000 in underwriting commissions and $91,365 in fees in connection with the Public Offering, which is net of reimbursable offering expenses of $500,000) have been charged to stockholders' equity.
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
Accordingly, at March 31, 2016 and December 31, 2015, 22,955,179 and 22,700,592, respectively of the 24,000,000 Public Shares were classified outside of permanent equity at its redemption value.

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At March 31, 2016, the Company has a deferred tax asset of approximately $480,142 related to startup costs and net operating loss. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit or expense is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit or expense is then measured to be the highest tax benefit or expense that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits or expenses as of March 31, 2016. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2016. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company is subject to income tax examinations by Federal, state and local taxing authorities for all tax years since inception.
For the three months ended March 31, 2016, the effective tax rate was 0%.
For the 2014 tax year, the Company has a federal net operating loss of $75,334, which expires in the year 2034. For the 2015 tax year, the Company has a federal net operating loss of approximately $164,174, which expires in the year 2035.
Reclassification and Presentation
The Company previously disclosed insurance expenses separately on the Company's Condensed Statements of Operations. For the three months ended March 31, 2015, insurance expenses were condensed to other expenses of $77,073 on the Company's Condensed Statements of Operations presented in this Quarterly Report on Form 10-Q.
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
The Company paid an upfront underwriting discount of $0.20 per Public Unit ($4,800,000 in the aggregate) to the underwriters at the closing of the Public Offering. Additional fees (the “Deferred Fees”) of $8,400,000 ($0.35 per Public Unit sold), comprised of (a) $5,760,000 payable to the underwriters for deferred underwriting commissions and (b) $2,640,000 payable to RCS Capital ("RCS"), a division of Realty Capital Securities, LLC, an entity then under common control with the Sponsor, for financial advisory services in connection with the identification, evaluation, negotiation and completion of the Initial Business Combination, were deposited in the Trust Account at the closing of the Public Offering and will become payable to the underwriters and RCS from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination. The underwriters and RCS are not entitled to any interest accrued on the Deferred Fees. On January 22, 2016, due to the exigent circumstances publicly announced by RCS’s parent company, including but not limited to

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS’s inability to provide the services contemplated by an M&A services agreement, the Company provided notice of termination for cause. As a result, as of March 31, 2016, the Deferred Fees in the amount of $2,640,000 will no longer be payable to RCS. The $2,640,000 was reversed from deferred underwriting commissions and advisory fees on the Company's Condensed Balance Sheets and from additional paid-in capital on the Company's Condensed Statements of Changes in Stockholders' Equity.
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
March 31, 2016
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
Administrative Services Agreement
On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC ("RCS Advisory"), an entity then under common control with the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on The NASDAQ Capital Market ("NASDAQ"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, the Company provided notice of termination of the administrative services agreement.  The space formerly sublet by RCS Advisory for the Company’s office space is currently leased by the Sponsor and will be provided to the Company free of charge. During the three months ended March 31, 2016 and 2015, the Company incurred $0 and $30,000, respectively, related to services under this agreement.
M&A Advisory Agreement
On October 1, 2014, the Company entered into an agreement with RCS to act as a financial advisor in connection with the Company’s identification, negotiation and consummation of an Initial Business Combination (the “M&A Services Agreement”). The M&A Services Agreement provides that RCS would perform customary financial analyses of potential Initial Business Combination targets, assist in coordinating the business due diligence process with potential targets, assist in the Company’s review and consideration of the financial aspects of business combination proposals, assist in negotiating the financial aspects of an Initial Business Combination and provide other mutually agreed upon financial advisory services rendered in advance of a determination by the Company’s board to execute definitive documentation related to any business combination. Additionally, in the event that the Company executes a definitive agreement with respect to an Initial Business Combination, the M&A

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Services Agreement provides that RCS would provide post-signing and pre-closing financial advisory services as may be mutually agreed upon.
In exchange for these services, the M&A Services Agreement provides that the Company would pay RCS a transaction fee equal to $2,640,000 or 1.1% of the total gross proceeds raised in the Public Offering. This fee will be payable upon consummation of an Initial Business Combination out of the proceeds of the Trust Account released to the Company. The M&A Services Agreement also provides that the Company would reimburse RCS for reasonable out-of-pocket expenses, irrespective of whether an Initial Business Combination is consummated, and in the event that the Company fails to complete an Initial Business Combination within 24 months from the closing of the Public Offering, such out-of-pocket expenses would not be paid out of the Trust Account. The M&A Services Agreement could be terminated by either party at any time with or without cause. On January 22, 2016, due to the exigent circumstances publicly announced by RCS’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS’s inability to provide the services contemplated by the M&A Services Agreement, the Company provided notice of termination for cause. As a result, as of March 31, 2016, the Deferred Fees in the amount of $2,640,000 will no longer be payable to RCS. The $2,640,000 was reversed from deferred underwriting commissions and advisory fees on the Company's Condensed Balance Sheets and from additional paid-in capital on the Company's Condensed Statements of Changes in Stockholders' Equity.
Compensation Reimbursement
On October 1, 2014, the Company entered into an agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the "Compensation Reimbursement Agreement"). Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2016 and 2015, the Company incurred $45,000 related to services under this agreement.
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
6. Trust Account
A total of $240,000,000, which includes $235,200,000 of the net proceeds from the Public Offering, $4,300,000 from the sale of the Private Placement Warrants and the $500,000 Reimbursement has been placed in the Trust Account. As of March 31, 2016 and December 31, 2015, the balance in the Trust Account was $240,063,740 and $240,018,972, respectively. For the three

AR CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

months ended March 31, 2016, the Company withdrew approximately $35,503 in funds from interest earned on the trust proceeds to pay for franchise taxes. No amounts were withdrawn for the three months ended March 31, 2015.
7. Fair Value Measurements
The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,063,740	$240,063,740	$—	$—

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,018,972	$240,018,972	$—	$—
8. Stockholder’s Equity
Common Stock - The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2016 and December 31, 2015, there were 30,000,000 shares of common stock outstanding, including 22,955,179 and 22,700,592 shares that were subject to possible redemption at March 31, 2016 and December 31, 2015, respectively.
Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.
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
Results of Operations
For the three months ended March 31, 2016 and 2015, we had a net loss of $94,129 and $256,861, respectively. Through March 31, 2016, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account. Through March 31, 2016, we withdrew $35,503 in funds from the interest earned from the Trust Account proceeds to pay for franchise taxes. As of March 31, 2016, we had cash held outside of the Trust Account of $486,914, which is available to fund our working capital requirements, and we believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business by October 7, 2016.
Liquidity and Capital Resources
As of March 31, 2016, we had cash of $486,914. Until the consummation of the Public Offering, our only source of liquidity was an initial sale of our founder shares to AR Capital, LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of loans made by the Sponsor under an unsecured promissory note (the "Note") of $79,702, which was repaid upon the consummation of our Public Offering.
On October 7, 2014, we consummated our Public Offering of 24,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,550,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $6,550,000. In addition, the underwriters of the Public Offering paid us $500,000 as reimbursement for certain expenses incurred in connection with the Public Offering (the "Reimbursement"). We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $241,000,000, net of the upfront underwriting discounts of $4,800,000 and offering costs and other expenses of approximately $750,000. No additional offering related costs were incurred during the three months ended March 31, 2016. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the notes to the condensed interim financial statements included in Part I, Item 1 of this report.

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
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay RCS Advisory Services, LLC ("RCS Advisory"), an entity previously under common control with our Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services and a compensation reimbursement agreement to pay the Sponsor an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of our officers who work on our behalf, commencing on the date our securities are first listed on The NASDAQ Capital Market. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, we provided notice of termination of the administrative services agreement.  The space formerly sublet by RCS Advisory for our office space is currently leased by the Sponsor and will be provided to us free of charge.
Significant Accounting Estimates and Critical Accounting Policies
A summary of our accounting policies is set forth in Note 2 of the Notes to the Condensed Interim Financial Statements included in Part I, Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies.”
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
 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
 During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 19, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101 *
XBRL (eXtensible Business Reporting Language). The following materials from AR Capital Acquisition Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Interim Financial Statements.

_________________________

*	Filed herewith
**	Furnished herewith

AR CAPITAL ACQUISITION CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AR CAPITAL ACQUISITION CORP.

Dated: May 3, 2016	By: /s/ William M. Kahane Name: William M. Kahane Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 3, 2016	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)