Form 10-Q
period 2016-09-30
Axar Acquisition Corp.
filed 2016-11-09
CIK 1615892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36669

Axar Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1434549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas - 6th Floor New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 356-6130

(Registrant’s Telephone Number, Including Area Code)

AR Capital Acquisition Corp.

405 Park Avenue — 14th Floor, New York, New York 10022

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 9, 2016 was 8,506,111.

PART I

Item 1. Financial Statements.

AXAR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$381	$700,873
Prepaid expenses and other assets	10,000	-
Accounts receivable	-	2,817
Total current assets	10,381	703,690
Non-current assets:
Cash and marketable securities held in Trust Account	240,202,043	240,018,972
Total assets	$240,212,424	$240,722,662

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses and accounts payable	$790,238	$135,937
Due to affiliates	48,919	63,919
Franchise tax payable	27,000	116,877
Total current liabilities	866,157	316,733
Deferred underwriting commissions and advisory fees	5,760,000	8,400,000
Total liabilities	6,626,157	8,716,733

Commitments
Common stock subject to possible redemption; 22,858,626 and 22,700,592 shares (at redemption value of approximately $10.00 per share) as of September 30, 2016 and December 31, 2015, respectively	228,586,257	227,005,919

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,141,374 and 7,299,408 shares subject to possible redemption) at September 30, 2016 and December 31, 2015, respectively	714	730
Additional paid-in capital	7,336,664	6,276,986
Accumulated deficit	(2,337,368)	(1,277,706)
Total shareholders’ equity	5,000,010	5,000,010
Total Liabilities and Shareholders’ Equity	$240,212,424	$240,722,662

The accompanying notes are an integral part of these condensed interim financial statements.

AXAR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
General and administrative	$173,528	$246,041	$1,350,367	$743,057
Loss from operations	(173,528)	(246,041)	(1,350,367)	(743,057)
Interest income	110,532	2,496	290,705	7,599
Net loss	$(62,996)	$(243,545)	$(1,059,662)	$(735,458)

Weighted average shares outstanding, basic and diluted (1)	7,135,143	7,251,819	7,159,101	7,228,255

Basic and diluted net loss per ordinary share	$(0.01)	$(0.03)	$(0.15)	$(0.10)

(1) This number excludes an aggregate of up to 22,858,626 and 22,723,498 shares subject to possible conversion at September 30, 2016 and 2015, respectively

The accompanying notes are an integral part of these condensed interim financial statements.

AXAR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended end September 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(1,059,662)	$(735,458)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on investments held in Trust Account	(290,574)	(6,639)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,000)	14,633
Accounts payable and accrued expenses	654,301	15,456
Due to affiliates	(15,000)	(23,589)
Franchise tax payable	(89,877)	9,247
Net cash used in operating activities	(810,812)	(726,350)

Cash Flows from Investing Activities
Withdrawal of Trust Account funds for payment of Delaware franchise tax	107,503	-
Net cash provided by investing activities	107,503	-

Cash Flows from Financing Activities
Reimbursement (payment) of offering costs	2,817	(13,700)
Net cash provided by financing activities	2,817	(13,700)

Net change in cash	(700,492)	(740,050)

Cash - beginning of the period	700,873	1,570,214
Cash - ending of the period	$381	$830,164

Supplemental disclosure of financing activities:
Reversal of deferred underwriting commissions and advisory fees	$2,640,000	$-
Receivable for offering costs	$-	$2,817

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

1.	Organization and Business Operations

Incorporation

Axar Acquisition Corp., formerly known as AR Capital Acquisition Corp., (the “Company”) was incorporated in Delaware on July 25, 2014.

Sponsor

The Company’s former sponsor is AR Capital, LLC (“ARC”), a Delaware limited liability company. Upon the change in management in October 2016, Axar Master Fund Ltd., a Cayman Islands exempted company, became the new sponsor (the “Sponsor”) (see Note 9).

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”, see Note 3) was declared effective by the Securities and Exchange Commission (the “SEC”) on October 1, 2014. On October 7, 2014, the Company consummated the Public Offering of 24,000,000 units (“Public Units” and, with respect to the common stock and warrants to purchase common stock included in the Public Units, the “Public Shares” and “Public Warrants”) at $10.00 per Public Unit, generated gross proceeds of $240 million and, in connection therewith, incurred offering costs of approximately $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined in Note 3), payable upon the consummation of the Initial Business Combination.

Simultaneously with the consummation of the Public Offering, ARC, the Company’s former sponsor, purchased 6,550,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (“Private Placement”), generated gross proceeds of $6.55 million (see Note 4).

Additionally, ARC loaned $79,702 through the issuance of an unsecured promissory note (the “Note”) on August 1, 2014 to cover expenses related to the Public Offering. The Note was payable without interest and was repaid in full by the Company on October 8, 2014.

Trust Account

An aggregate of $240 million ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Public Offering and the Private Placement was placed in a U.S. based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account can be invested only in U.S. government treasury securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering. In connection with the Extension (as defined in Note 9), the Company extended its liquidation date to (i) October 1, 2017 or (ii) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market (“NASDAQ”), December 31, 2017. The Company expects to withdraw the interest earned from the funds held in the Trust Account to pay for franchise and income taxes.

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

The Company, after signing a definitive agreement for the Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination (provided they in fact vote for or against the Initial Business Combination), for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval.

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

The Company had 24 months from the closing of the Public Offering to complete its Initial Business Combination. Following the approvals of the proposals at the Special Meeting (as defined in Note 9) in October 2016, the Company amended and restated its charter, pursuant to which it will have until (i) October 1, 2017 or (ii) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on NASDAQ, December 31, 2017, to complete its Initial Business Combination (“Liquidation Date”). If the Company does not complete the Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then public shares outstanding, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law, the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”), registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Investments Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an Initial Business Combination. As of September 30, 2016, there was approximately $202,000 of interest income held in the Trust Account available to be released to the Company to pay its tax obligation.

Going Concern Consideration

If the Company does not complete an Initial Business Combination by Liquidation Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the required time period.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the three and nine months ended September 30, 2016, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued to ARC in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. An aggregate of 22,858,626 and 22,723,498 common stock subject to possible redemption at September 30, 2016 and 2015, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the Company’s accompanying Condensed Balance Sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders’ equity. Upon the consummation of the Public Offering, an aggregate of $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined in Note 3) was charged to stockholders’ equity. In January 2016, upon the consultant’s inability to provide agreed services, an aggregate of $2.64 million in Deferred Fees were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Condensed Balance Sheets (see Note 3).

Common Stock Subject to Possible Redemption

Under the Company’s amended and restated certificate of incorporation, all of the 24,000,000 Public Shares may be redeemed for cash in connection with the Company’s liquidation or a tender offer or stockholder approval in connection with an Initial Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem the common stock sold as part of the units in the Public Offering in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Accordingly, at September 30, 2016 and December 31, 2015, 22,858,626 and 22,700,592, respectively, of the 24,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit or expense is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit or expense is then measured to be the highest tax benefit or expense that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits or expenses as of September 30, 2016. The Company’s conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2016. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company is subject to income tax examinations by Federal, state and local taxing authorities for all tax years since inception.

Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The provision of income taxes was deemed to be immaterial for the period ended December 31, 2015. For the three and nine months ended September 30, 2016, the effective rate was 0% due to the establishment of a full valuation allowance.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.	Public Offering

On October 7, 2014, the Company completed the Public Offering pursuant to which it sold 24,000,000 Public Units at a price of $10.00 per Unit, generated gross proceeds of $240 million. Offering costs associated with the Public Offering was approximately $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined below), payable upon the consummation of the Initial Business Combination. In January 2016, upon the consultant’s inability to provide agreed services, an aggregate of $2.64 million in Deferred Fees were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Condensed Balance Sheets. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one-half of one redeemable common stock purchase warrant, the Public Warrants. On October 7, 2016, following approval of the proposals at the Special Meeting (as defined in Note 9), the Company amended the warrant agreements for all of the 12,000,000 outstanding Public Warrants to convert all Public Warrants into right to receive $0.15 per Public Warrant, for an aggregate amount of $1.8 million, payable in cash of shares of the Company’s common stock at the discretion of the Company.

In addition to the underwriting discount paid upfront of $0.20 per Public Unit ($4.8 million in the aggregate) to the underwriters at the closing of the Public Offering, the Company agreed to pay additional fees (the “Deferred Fees”) of $8.4 million ($0.35 per Public Unit sold), comprised of (a) $5.76 million payable to the underwriters for deferred underwriting commissions and (b) $2.64 million payable to RCS Capital (“RCS”), a division of Realty Capital Securities, LLC, an entity then under common control with ARC, for financial advisory services in connection with the identification, evaluation, negotiation and completion of the Initial Business Combination. The Deferred Fees are payable to the underwriters and RCS solely in the event the Company completes an Initial Business Combination. The underwriters and RCS are not entitled to any interest accrued on the Deferred Fees. On January 22, 2016, due to the exigent circumstances publicly announced by RCS’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (such bankruptcy filing occurred on January 31, 2016 and on May 23, 2016, RCS’s parent company and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.), which resulted in RCS’s inability to provide the services contemplated by the M&A Services Agreement (as defined below), the Company provided notice of termination of the M&A Services Agreement for cause. As a result, as of September 30, 2016, the Deferred Fees in the amount of $2.64 million are no longer be payable to RCS and were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Condensed Balance Sheets.

4.	Related Party Transactions

Founder Shares

On August 1, 2014, ARC purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the Public Offering, ARC contributed to the Company 1,725,000 Founder Shares, which the Company canceled. Thereafter, ARC sold 20,000 Founder Shares at their original price to each of the Company’s independent directors. On December 5, 2014, as a result of the underwriters’ election not to exercise the overallotment option in connection with the Public Offering, the initial stockholders (as defined below) forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by ARC. As a result of the forfeiture, ARC held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represented 20% of the outstanding shares. In October 2016, pursuant to the Transfer Agreement (as defined in Note 9), ARC transferred all of its Founder Shares and Private Placement Warrants to the Company’s Sponsor.

The Founder Shares are identical to the common stock included in the Public Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions. The Company’s stockholder prior to the Public Offering, including their subsequent transferees (collectively, the “initial stockholders”) have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (a) one year after the completion of the Initial Business Combination, or earlier if, subsequent to the Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination or (b) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

	Ownership of Founder Shares
	ARC	Independent Directors	Total Founder Shares
Sale of common stock to initial stockholder on August 1, 2014	8,625,000	—	8,625,000
Forfeiture of shares on October 1, 2014(1)	(1,725,000)	—	(1,725,000)
Sale of Founder Shares to Company’s independent directors on October 1, 2014	(60,000)	60,000	—
Forfeiture of shares on December 5, 2014(2)	(892,173)	(7,827)	(900,000)
	5,947,827	52,173	6,000,000

(1) In connection with a reduction in the size of the Public Offering, ARC forfeited 1,725,000 Founder Shares.

(2) As a result of the underwriters’ election not to exercise the over-allotment option in connection with the Public Offering, the initial stockholders forfeited an aggregate of 900,000 Founder Shares.

Private Placement Warrants

On October 7, 2014, ARC purchased from the Company an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Warrant (for an aggregate purchase price of $6.55 million) in a Private Placement that occurred simultaneously with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $12.50 per share, as amended upon approval of the proposals at the Special Meeting (as defined in Note 9). Of the $6.55 million purchase price of the Private Placement Warrants, $4.3 million of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Initial Business Combination.

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

Loans from Related Parties

ARC agreed to loan the Company up to an aggregate of $200,000 by the issuance of the Note on August 1, 2014 to cover expenses related to the Public Offering. The Note was payable without interest upon the consummation of the Public Offering. From inception through October 7, 2014, ARC loaned $79,702 to the Company. The Note was repaid in full on October 8, 2014. Additionally, the Company had a due to affiliate of $88,800 to ARC for costs incurred by the Company, which was repaid on October 8, 2014.

Administrative Services Agreement

On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC (“RCS Advisory”), an entity then under common control with ARC, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on NASDAQ. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (such bankruptcy filing occurred on January 31, 2016 and on May 23, 2016, RCS’s parent company and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, the Company provided notice of termination of the administrative services agreement. The space formerly sublet by RCS Advisory for the Company’s office space was leased by ARC and provided to the Company free of charge. During the three and nine months ended September 30, 2016, the Company incurred $0 related to services under this agreement. During the three and nine months ended September 30, 2015, the Company incurred $30,000 and $90,000, respectively, related to services under this agreement. Upon the change in management in October 2016 (Note 9), the office space was no longer in use.

Compensation Reimbursement Agreement

On October 1, 2014, the Company entered into an agreement to pay ARC an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the “Compensation Reimbursement Agreement”). During the three and nine months ended September 30, 2016, the Company incurred $45,000 and $135,000, respectively, related to services under this agreement. During the three and nine months ended September 30, 2015, the Company incurred $45,000 and $135,000, respectively, related to services under this agreement.

On October 7, 2016, this arrangement was terminated, and ARC agreed that all amounts owed under such arrangement as of such date, or approximately $50,000, were contributed to capital (see Note 9).

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed on October 1, 2014 (the “Registration Rights Agreement”). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, one year after the date of the consummation of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective common stock underlying such Private Placement Warrants, 30 days after the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

5.	Deferred Underwriting Commissions

The Company is committed to pay a portion of the Deferred Fees totaling $5.76 million, or 2.4% of gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on their portion of the Deferred Fees, and no portion of the Deferred Fee is payable to the underwriters if there is no Initial Business Combination.

6.	Trust Account

A total of $240 million from the net proceeds of the sale of the Public Units in the Public Offering and the Private Placement was been placed in the Trust Account. As of September 30, 2016 and December 31, 2015, the balance in the Trust Account was approximately $240.2 million and $240 million, respectively. For the three and nine months ended September 30, 2016, the Company withdrew $0 and $107,503, respectively, in funds from interest earned on the trust proceeds to pay for franchise taxes. No amounts were withdrawn for the three and nine months ended September 30, 2015.

7.	Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,202,043	$240,202,043	$—	$—

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,018,972	$240,018,972	$—	$—

8.	Stockholder’s Equity

Common Stock - The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2016 and December 31, 2015, there were 30,000,000 shares of common stock outstanding, including 22,858,626 and 22,700,592 shares that were subject to possible redemption at September 30, 2016 and December 31, 2015, respectively.

Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

9.	Subsequent Events

Special Meeting

On October 6, 2016, the Company held a special meeting of stockholders public warrantholders (“Special Meeting”). Following the approval of the proposals at the Special Meeting, the Company filed an amendment to its amended and restated certificate of incorporation to: (i) extend the date by which it must complete an Initial Business Combination to (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on NASDAQ, December 31, 2017 (“Extension”), and (ii) to change the Company’s name from “AR Capital Acquisition Corp.” to “Axar Acquisition Corp.”

At the Special Meeting, shareholders holding 21,493,889 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $215 million (or approximately $10.00 per share) were removed from the Trust Account to pay such holders.

On October 7, 2016, following approval of the proposals at the Special Meeting, the Company amended the warrant agreements for all of the 12,000,000 outstanding Public Warrants to: (i) convert all Public Warrants into right to receive $0.15 per Public Warrant, for an aggregate amount of $1.8 million, payable in cash or shares of the Company’s common stock at the discretion of the Company, and (ii) increase the exercise price of the Private Placement Warrants from 11.50 to $12.50 per share. In addition, the Company’s Board of Directors declared a dividend on the Company’s common stock consisting of one-half of one warrant per share of common stock, with each whole warrant exercisable to purchase one share of common stock at $12.50 per share (each a “New Warrant”). The New Warrants will not be exercisable until the later of (i) the date that is 30 days after the first date on which the Company completes an Initial Business Combination and (ii) October 17, 2017. The Company’s independent directors agreed to waive their right to receive the dividend. As a result, the Company has issued an aggregate of 1,253,055 New Warrants in October 2016.

Agreements with Sponsor

Pursuant to the agreement by and among the Company in October 2016 (“Transfer Agreement”), ARC, the Company’s former sponsor (ARC), transferred all of its Founder Shares (as defined in Note 4) and Private Placement Warrants to the Company’s Sponsor, Axar Master Fund Ltd. Upon consummation of the Initial Business Combination, the Sponsor agreed to automatically forfeit, for no consideration, a number of Founder Shares equal to the excess of (if positive) of (a) 6,000,000 over (b) 25% of the sum of (i) total Public Shares outstanding plus (ii) the excess of (x) the total number of shares of common stock issued or deemed issued, or issuable upon the conversion of exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with the consummation of the Initial Business Combination, excluding any shares of common stock or equity-linked securities exercisable for or convertible into shares of common stock issued, or to be issued, to any seller in the Initial Business Combination or the Sponsor and its affiliates, over (y) the total number of Public Shares redeemed in connection with the Business Combination. No Founder Shares should be forfeited if sum of the forgoing (a) and (b) is equal to or less than zero.

Effective upon the closing of the Transfer Agreement, (i) Andrew Axelrod was appointed as Chief Executive Officer and Executive Chairman of the Board of Directors, Lionel Benichou was appointed as Chief Financial Officer, and (ii) Nicholas S. Schorsch, Nicholas Radesca and William Kahane each resigned from their positions as officers and directors of the Company.

Also on October 7, 2016, ARC agreed to terminate its Compensation Reimbursement Agreement with the Company and agreed that all amounts owed under such arrangements, or approximately $50,000, were contributed to capital. In addition, ARC contributed approximately $770,000 to capital in October 2016 to pay for the Company’s outstanding payables.

Pursuant to the Transfer Agreement, the Sponsor agreed to lend the Company on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300, which amounts will be deposited in the Trust Account. The Sponsor has also agreed to lend the Company up to $2 million for working capital and other expenses. The Loans will be non-interest bearing and repayable by the Company to the Sponsor upon consummation of an Initial Business Combination. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available outside of the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “we,” “our” and “us” refer to Axar Acquisition Corp. (f/k/a AR Capital Acquisition Corp.). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on July 25, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and the sale of warrants in a private placement that occurred simultaneously with the consummation of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt. Our management has broad discretion with respect to the Initial Business Combination. However, there is no assurance that we will be able to successfully effect an Initial Business Combination. Upon consummation of the Public Offering and the sale of the Private Placement Warrants, $240 million was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

On October 6, 2016, we held a special meeting of stockholders public warrantholders (“Special Meeting”). Following the approval of the proposals at the Special Meeting, we filed an amendment to our amended and restated certificate of incorporation to: (i) extend the date by which we must complete an Initial Business Combination to (a) October 1, 2017 or (b) if prior to October 1, 2017, we publicly disclose that an extension past October 1, 2017 will not prevent us from maintaining the listing of our securities on NASDAQ, December 31, 2017 (“Extension”), and (ii) to change our company’s name from “AR Capital Acquisition Corp.” to “Axar Acquisition Corp.”

In connection with the Extension, (i) Andrew Axelrod was appointed as Chief Executive Officer and Executive Chairman of the Board of Directors, Lionel Benichou was appointed as Chief Financial Officer, and (ii) Nicholas S. Schorsch, Nicholas Radesca and William Kahane each resigned from their positions as officers and directors of our company. Pursuant to the agreement by and among us, AR Capital, LLC, our former sponsor (“ARC”), transferred all of its founder shares and Private Placement Warrants to our new sponsor, Axar Master Fund Ltd. (the “Sponsor”). Upon consummation of the Initial Business Combination, the Sponsor agreed to automatically forfeit, for no consideration, a number of founder shares equal to the excess of (if positive) of (a) 6,000,000 over (b) 25% of the sum of (i) total public shares outstanding plus (ii) the excess of (x) the total number of shares of common stock issued or deemed issued, or issuable upon the conversion of exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with the consummation of the Initial Business Combination, excluding any shares of common stock or equity-linked securities exercisable for or convertible into shares of common stock issued, or to be issued, to any seller in the Initial Business Combination or the Sponsor and its affiliates, over (y) the total number of Public Shares redeemed in connection with the Initial Business Combination. No Founder Shares should be forfeited if sum of the forgoing (a) and (b) is equal to or less than zero.

In addition, ARC agreed to terminate its Compensation Reimbursement Agreement with us and agreed that all amounts owed under such arrangements, or approximately $50,000, were contributed to capital.

At the Special Meeting, shareholders holding 21,493,889 public shares exercised their right to convert their public shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $215 million (or approximately $10.00 per share) were removed from the Trust Account to pay such holders.

On October 7, 2016, following approval of the proposals at the Special Meeting, we amended the warrant agreements for all of the 12,000,000 outstanding Public Warrants to: (i) convert all Public Warrants into right to receive $0.15 per Public Warrant, for an aggregate amount of $1.8 million, payable in cash or shares of our common stock at our discretion, and (ii) increase the exercise price of the Private Placement Warrants from 11.50 to $12.50 per share. In addition, our Board of Directors declared a dividend on our common stock consisting of one-half of one warrant per share of common stock, with each whole warrant exercisable to purchase one share of common stock at $12.50 per share (each a “New Warrant”). The New Warrants will not be exercisable until the later of (i) the date that is 30 days after the first date on which we complete an Initial Business Combination and (ii) October 17, 2017. Our independent directors agreed to waive their right to receive the dividend. As a result, we issued an aggregate of 1,253,055 New Warrants in October 2016.

Results of Operations

For the three and nine months ended September 30, 2016, we had a net loss of approximately $63,000 and $1 million, respectively. For the three and nine months ended September 30, 2015, we had a net loss of approximately $244,000 and $735,000, respectively. Through September 30, 2016, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account. Through September 30, 2016, we withdrew $107,503 in funds from the interest earned from the Trust Account proceeds to pay for franchise taxes. As of September 30, 2016, we had cash held outside of the Trust Account of $381, which is available to fund our working capital requirements.

Liquidity and Capital Resources

As of September 30, 2016, we had cash balance of $381, and approximately $202,000 in interest income available to be released to us from the investments in Trust Account for tax obligations.

Through September 30, 2016, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the ARC in exchange for the issuance of the founder shares, $79,702 in loans from ARC and approximately $88,000 due to affiliate, which were fully paid on October 8, 2014, and the proceeds not held in Trust resulted from the consummation of the Public Offering and the Private Placement.

Effective October 2016, the Sponsor agreed to lend us on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300 (the “Trust Loans”), which amounts will be deposited in the Trust Account. The Sponsor has also agreed to lend us up to $2 million for working capital and other expenses (together with the Trust Loans, the “Loans”). The Loans will be non-interest bearing and repayable by the Company to the Sponsor upon consummation of an Initial Business Combination. If a Business Combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven, except to the extent that we had funds available outside of the Trust Account.

If we do not complete an Initial Business Combination by (i) October 1, 2017 or (ii) if prior to October 1, 2017, we publicly discloses that an extension past October 1, 2017 will not prevent us from maintaining the listing of its securities on NASDAQ, December 31, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

There will be no redemption rights or liquidating distributions with respect to our Private Placement Warrants and the New Warrants, which will expire worthless if we fail to complete an Initial Business Combination within the required time period.

On October 7, 2016, ARC agreed to terminate its compensation reimbursement agreement with us, pursuant to which we were to pay ARC an amount not to exceed $15,000 per month. ARC also agreed that all amounts owed under such arrangements, or approximately $50,000, were contributed to capital. In addition, ARC contributed approximately $770,000 to capital in October 2016 to pay for our outstanding payables.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay RCS Advisory Services, LLC (“RCS Advisory”), an entity previously under common control with ARC, a total of $10,000 per month for office space, utilities, secretarial support and administrative services and a compensation reimbursement agreement to pay ARC an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of our officers who work on our behalf, commencing on the date our securities are first listed on The NASDAQ Capital Market. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (such bankruptcy filing occurred on January 31, 2016 and on May 23, 2016, RCS’s parent company and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, we provided notice of termination of the administrative services agreement. The space formerly sublet by RCS Advisory for our office space was leased by ARC and, as of September 30, 2016 was provided to us free of charge. Upon the change in management in October 2016, the office space was no longer in use.

Significant Accounting Estimates and Critical Accounting Policies

A summary of our accounting policies is set forth in Note 2 of the Notes to the Condensed Interim Financial Statements included in Part I, Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies.”

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 19, 2016 (our “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Treasurer and Secretary Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Director Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Treasurer and Secretary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

AXAR ACQUISITION CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXAR ACQUISITION CORP.

Dated: November 9, 2016	By:	/s/ Andrew Axelrod
	Name:	Andrew Axelrod
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 9, 2016	By:	/s/ Lionel Benichou
	Name:	Lionel Benichou
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)