Form 10-K
period 2016-12-31
Axar Acquisition Corp.
filed 2017-03-14
CIK 1615892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-36669

AXAR ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1434549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas – 6th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 356-6130
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
Title of each class registered	Name of each exchange on which each class is registered to
Public Units, each consisting of one share of Common Stock and one-half of one Warrant	The NASDAQ Stock Market LLC
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants, exercisable for one share of Common Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant's common stock on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), as reported on the Nasdaq Capital Market, was approximately $238,320,000.

The number of outstanding shares of the registrant's common stock issued and outstanding on March 14, 2017 was 8,506,111 shares.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 12. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References to the “Company,”“we,” “our” and “us” refer to Axar Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Axar Master Fund Ltd., a Cayman Islands exempted company.

Item 1. Business

We are a blank check company incorporated on July 25, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our Sponsor and management team to identify and complete a business combination with one or more businesses with an over-levered capital structure or that otherwise would benefit from a restructuring, although we may pursue business combination opportunities in other circumstances. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

The registration statement for the Company's initial public offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 1, 2014. On October 7, 2014, we completed our initial public offering of 24,000,000 units (the “Public Units”), with each Public Unit consisting of one share of our common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitled the holder to purchase one share of common stock at a price of $11.50 per share. The Public Warrants were subsequently amended, as described below. The Public Units were sold at an offering price of $10.00 per Public Unit, generating total gross proceeds of $240,000,000.

Prior to the consummation of our initial public offering, on August 1, 2014, AR Capital, LLC (“AR Capital”) purchased 8,625,000 shares of our common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the initial public offering, AR Capital contributed 1,725,000 Founder Shares back to the Company, which we canceled. Also on October 1, 2014, AR Capital entered into a securities assignment agreement, pursuant to which the Sponsor sold 20,000 Founder Shares at their original price to each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, our independent directors. On December 4, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with our initial public offering, our initial stockholders forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by AR Capital. As a result of the forfeiture, AR Capital held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represented 20% of our issued and outstanding shares following the initial public offering.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 6,550,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one share of our common stock at $11.50 per share, to AR Capital at a price of $1.00 per warrant, generating gross proceeds of $6,550,000. After deducting the underwriting discounts and commissions (excluding the deferred portion of $8,400,000 in underwriting commissions and advisory fees, which amount was to be payable if an initial business combination was consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the Private Placement Warrants was approximately $241,000,000, of which $240,000,000 (or approximately $10 per Public Unit) was placed in a trust account with Continental Stock Transfer & Company acting as trustee (the “Trust Account”). The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of (i) the completion of our initial business combination and (ii) the redemption of 100% of the Public Units if we are unable to complete an initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017. As of December 31, 2016 and December 31, 2015, there were $25,072,751 and $240,018,972, respectively, in investments held in the Trust Account and $200,003 and $700,873, respectively, held outside the Trust Account available for working capital purposes.

On September 16, 2016, we entered into an agreement (the “Transfer Agreement”) with AR Capital and our Sponsor, pursuant to which our Sponsor agreed to purchase from AR Capital (i) 5,947,827 Founder Shares and (ii) 6,550,000 Private Placement Warrants, in exchange for (a) $10.00 cash to be paid at the closing of the transactions contemplated by the Transfer Agreement and (b) an additional amount of cash upon the Company’s closing of an initial business combination equal to 2.5% of the amount of cash held in the Company’s Trust Account, up to a maximum of $2,500,000.

The Company held a special meeting of stockholders (the “Special Meeting of Stockholders”) and a special meeting of public warrant holders (the “Special Meeting of Public Warrant Holders”) on October 6, 2016. On October 7, 2016, following the approval of proposals at the Special Meeting of Stockholders and Special Meeting of Public Warrant Holders, the transactions contemplated by the Transfer Agreement closed (the “Closing”). In connection with the Closing, the Company (i) entered into a letter agreement with our Sponsor, pursuant to which our Sponsor will be, subject to certain exceptions and limitations, liable to the Company if and to the extent any claims by a vendor for services rendered (other than the Company’s independent registered public accounting firm) or products sold to the Company, or a prospective target business with which the Company has entered into an acquisition agreement, reduce the amount of funds in the Trust Account, (ii) amended the letter agreement among the Company, AR Capital, Nicholas S. Schorsch, William M. Kahane, Nicholas Radesca and Yoav Wiegenfeld, pursuant to which the insider letter agreement among the foregoing parties entered into in connection with the initial public offering was terminated with respect to AR Capital, Mr. Schorsch, Mr. Radesca and Mr. Kahane, (iii) amended the Investment Management Trust Agreement, dated as of October 1, 2014, by and between the Company and Continental Stock Transfer & Trust Company, with Continental Stock Transfer & Trust Company serving as trustee, to extend the date by which the trustee must commence liquidating the Trust Account if the Company has not consummated a business combination (the “Termination Date”) from October 7, 2016 (the “Current Termination Date”) to (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017 (the “Extended Termination Date”), (iv) amended the warrant agreement, dated as of October 1, 2014, between the Company and Continental Stock Transfer & Trust Company, providing for the conversion of all of the 12,000,000 outstanding public warrants into the right to receive $0.15 per public warrant, payable in cash or shares of common stock (valued at $10.00 per share), at the discretion of the Company, automatically upon the consummation of an initial business combination, and to increase the exercise price of the Private Placement Warrants from $11.50 to $12.50 (subject to further adjustment as provided therein), (v) amended the Compensation Reimbursement Agreement, dated October 1, 2014, between AR Capital and the Company providing for its termination effective as of the Closing, (vi) entered into a joinder to the Registration Rights Agreement, dated October 1, 2014 among the Company, AR Capital and the Company’s independent directors, pursuant to which our Sponsor became a party to such agreement, (vii) entered into an escrow letter agreement, pursuant to which our Sponsor agreed to be bound by the terms of the securities escrow agreement that was entered into by AR Capital, the Company, the Company’s independent directors and Continental Stock Transfer & Trust Company in connection with the initial public offering.

At the Special Meeting of Stockholders, holders of 21,493,889 public shares elected to exercise their redemption rights, which resulted in 2,506,111 public shares remaining outstanding following the Special Meeting of Stockholders. At the Closing, our Sponsor owned 85.8% of the Company’s outstanding common stock, consisting of (i) 5,947,827 Founder Shares acquired from AR Capital and (ii) 1,350,000 public shares that our Sponsor purchased from stockholders. In connection with the Closing, our Sponsor agreed to lend the Company on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extended Termination Date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300 (the “Trust Loans”), which amounts will be deposited in the Trust Account. Our Sponsor has also agreed to lend the Company up to $2 million for working capital and other expenses (together with the Trust Loans, the “Loans”). The Loans will be non-interest bearing and repayable by us to our Sponsor upon consummation of an initial business combination.

Also, effective upon the Closing, Andrew Axelrod was appointed as Chief Executive Officer and Executive Chairman of the Board of Directors, Lionel Benichou was appointed as Chief Financial Officer, Nicholas S. Schorsch and William Kahane each resigned from their positions as officers and directors and Nicholas Radesca resigned as Chief Financial Officer of the Company.

On October 7, 2016, the Company filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to extend the Termination Date from the Current Termination Date to the Extended Termination Date and to change the Company’s name from “AR Capital Acquisition Corp.” to “Axar Acquisition Corp.” Also on October 7, 2016, and following approval of the proposals at the Special Meeting of Stockholders and Special Meeting of Public Warrant Holders, the Company’s Board of Directors declared a dividend on the Company’s common stock consisting of one-half of one warrant per share of common stock, with each whole warrant exercisable to purchase one share of common stock of the Company at $12.50 per share (each a “New Warrant”).

On November 10, 2016, the Audit Committee of the Board of Directors of the Company engaged WithumSmith+Brown, PC as the Company’s independent registered public accounting firm, effective immediately, and dismissed KPMG, LLP as the Company’s independent registered public accounting firm.

On December 14, 2016, at the Company’s 2016 annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to decrease the number of authorized shares of the Company’s common stock from 400,000,000 to 19,000,000 shares, re-elected David Gong and P. Sue Perrotty as Class II directors to serve until the 2019 annual meeting of stockholders and until his or her successor has been duly elected and qualified, and ratified the appointment of WithumSmith+Brown as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2016.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our Warrants. Our Sponsor and independent directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after our initial public offering in connection with the completion of our business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934 (the “Exchange Act”), which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our Sponsor and independent directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed business combination, provided that a public stockholder must in fact vote for or against a proposed business combination in order to have his, her or its shares of common stock redeemed.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Sponsor, executive officers and directors have agreed that if we are unable to complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017.

Our Sponsor and independent directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017.

However, if our Sponsor and independent directors acquire Public Shares after our initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017. Prior to our termination for cause of the agreement with RCS, RCS would not have been entitled to receive its advisory fee in the event we do not complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

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

Our Sponsor and independent directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor and independent directors have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our initial public offering, in favor of our initial business combination. Our Sponsor and independent directors own approximately 86% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, we will obtain stockholder approval notwithstanding how our public stockholders vote on the proposed business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may decide to complete a business combination without seeking stockholder approval, or in the alternative, if stockholder approval is sought, since our Sponsor and independent directors own a sufficient number of shares to approve a business combination, your only opportunity to affect the investment decision regarding a potential business combination will be to exercise your redemption rights within the period of time set forth in our proxy materials or tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate the Trust Account, in which case our public stockholders may only receive $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation, and our Warrants will expire worthless.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our liquidation, and our warrants will expire worthless.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Public Units, common stock and Warrants are listed on NASDAQ Capital Market (“NASDAQ”). Although we were able to meet the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on NASDAQ prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our common stock (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would need to have a minimum number of holders of our common stock (generally 300 round lot holders). We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Public Units, common stock and Warrants are listed on NASDAQ and, as a result, are “covered securities”. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our liquidation, on our redemption of our Public Shares, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our liquidation, on the liquidation of our Trust Account and our Warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient to allow us to operate until (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017, and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our liquidation, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our liquidation on our redemption of our Public Shares, and our Warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares and liquidation. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation, on the liquidation of our Trust Account and our Warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

The grant of registration rights to our Sponsor and independent directors and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement that we entered into concurrently with the issuance and sale of the securities in our initial public offering, our Sponsor and independent directors and their permitted transferees can demand that we register the Founder Shares, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register such Warrants or the common stock issuable upon conversion of such Warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the shares of common stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Sponsor and independent directors, holders of our Private Placement Warrants or their respective permitted transferees are registered.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 19,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 10,493,889 authorized but unissued shares of common stock available for issuance including shares reserved for issuance upon exercise of outstanding Warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, provided that, under our amended and restated certificate of incorporation, we may not, prior to our initial business combination, issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on our initial business combination. The issuance of additional shares of common or preferred stock:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel, including, in particular, Mr. Axelrod, with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

At Closing, our Sponsor owned 85.8% of the Company’s outstanding common stock, including 5,947,827 Founder Shares acquired from AR Capital , LLC. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, Sponsor owns an aggregate of 6,550,000 Private Placement Warrants that will also be worthless if we do not complete a business combination. The Founder Shares are identical to the shares of common stock included in the Public Units, and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described herein, and (ii) our Sponsor and independent directors have entered into letter agreements with us, pursuant to which they have agreed (A) to vote any Founder Shares and Public Shares owned by them in favor of any proposed business combination, (B) not to redeem any Founder Shares or Public Shares owned by them in connection with a stockholder vote to approve a proposed initial business combination, (C) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial business combination and (D) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination by (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017 , although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within such time period. If we submit our initial business combination to our public stockholders for a vote, our Sponsor and independent directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Sponsor and independent directors, who beneficially own approximately 86% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share, plus the pro rata amount of the Trust Loans deposited in the Trust Account at the time of our initial business combination or liquidation, on the liquidation of our Trust Account, and our Warrants will expire worthless.

Our Sponsor and independent directors control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Sponsor and independent directors own approximately 86% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Sponsor and independent directors purchase any additional shares of common stock, this would increase their control. Neither our Sponsor and independent directors nor, to our knowledge, any of our officers, have any current intention to purchase additional securities, other than as disclosed in the prospectus associated with our initial public offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold another annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor and independent directors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor and independent directors will continue to exert control at least until the completion of our business combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 1330 Avenue of the Americas, 6th Floor, New York, New York, 10019, and our telephone number is (212) 356-6130. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2016, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Public Units, common stock and Warrants are listed on NASDAQ under the symbols “AXARU,” “AXAR” and “AXARW,” respectively. Our common stock and Warrants began separate trading on October 29, 2014 on NASDAQ.

The following table includes the high and low sales prices for our Public Units, common stock and Warrants for the periods presented.

	Public Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2016
First Quarter	$9.91	$9.72	$9.85	$9.71	$0.14	$0.06
Second Quarter	$9.95	$9.85	$10.00	$9.82	$0.10	$0.03
Third Quarter	$10.09	$9.95	$10.04	$9.90	$0.15	$0.01
Fourth Quarter	$10.04	$9.90	$10.05	$9.74	$0.09	$0.04
2015
First Quarter	$10.20	$9.73	$10.48	$9.41	$0.45	$0.24
Second Quarter	$10.10	$9.90	$9.97	$9.80	$0.60	$0.20
Third Quarter	$10.33	$9.89	$10.05	$9.72	$0.38	$0.14
Fourth Quarter	$10.10	$9.70	$9.90	$8.75	$0.26	$0.06

Holders

As of March 14, 2017, there was one holder of record of our Public Units, six holders of record of our common stock and four holders of record of our Warrants.

Dividends

On October 7, 2016, the Company’s Board of Directors declared a dividend on the Company’s common stock consisting of one-half of one warrant per share of common stock, with each whole Public Warrant exercisable to purchase one share of common stock at $12.50 per share (each a “New Warrant”). The New Warrants will not be exercisable until the later of (i) the date that is 30 days after the first date on which the Company completes an Initial Business Combination and (ii) October 17, 2017. The Company’s independent directors agreed to waive their right to receive the dividend. As a result, the Company issued an aggregate of 1,253,055 New Warrants in October 2016. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants that we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return for our units from November 10, 2014 through December 31, 2016 with the comparable cumulative return of two indices: the NASDAQ Composite Index and the Russell 2000 Index. The graph assumes $100 invested on November 10, 2014 in each of our units and the two indices presented.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among AXAR Acquisition Corp., the NASDAQ Composite Index , and the RUSSELL 2000 Index

* $100 invested on November 10, 2014 in stock or index, including reinvestment of dividends.

	11/10/2014	12/31/2014	12/31/2015	12/31/2016
AXAR Acquisition Corp.	100.00	100.52	100.83	102.07
NASDAQ Composite	100.00	101.82	107.65	115.73
RUSSELL 2000	100.00	102.13	96.30	115.05

Item 6. Selected Financial Data.

The following table sets forth selected financial information derived from our audited financial statements included elsewhere in this Report as of and for the years ended December 31, 2016 and 2015. You should read the following selected financial data in conjunction with the accompanying financial statements and related notes thereto and “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	December 31,	December 31,
Balance Sheet Data:	2016	2015
Cash	$200,003	$700,873
Cash and marketable securities held in Trust Account	$25,072,751	$240,018,972
Total assets	$25,372,874	$240,722,662
Common stock subject to possible redemption; 1,386,746 and 22,700,592 shares (at redemption value of approximately $10.00 per share) as of December 31, 2016 and December 31, 2015, respectively	$13,867,460	$227,005,919
Total stockholders' equity	$5,000,005	$5,000,010

Statement of Operations Data:	Year Ended December 31, 2016	Year Ended December 31, 2015
Total interest income	$314,738	$17,456
Total expenses	$1,783,231	$981,974
Net loss	$(1,468,493)	$(964,518)

Net loss per common share, basic and diluted	$(0.21)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	7,154,585	7,240,479

Cash Flow Data:	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash used in operating activities	$(2,105,625)	$(855,641)
Net cash provided by investing activities	$215,260,828	$-
Net cash used in provided by financing activities	$(213,656,073)	$(13,700)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

On October 6, 2016, we held a special meeting with stockholders and public warrant holders (“Special Meeting”). Following the approval of the proposals at the Special Meeting, we filed an amendment to our amended and restated certificate of incorporation to: (i) extend the date by which we must complete an initial Business Combination to (a) October 1, 2017 or (b) if prior to October 1, 2017, we publicly disclose that an extension past October 1, 2017 will not prevent us from maintaining the listing of our securities on NASDAQ, December 31, 2017 (“Extension”), and (ii) to change our company’s name from “AR Capital Acquisition Corp.” to “Axar Acquisition Corp.”

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

At the Special Meeting, stockholders holding 21,493,889 public shares exercised their right to convert their public shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $215 million (or approximately $10.00 per share) were removed from the Trust Account to pay such holders.

On October 7, 2016, following approval of the proposals at the Special Meeting, we amended the warrant agreements for all of the 12,000,000 outstanding Public Warrants to automatically convert into right to receive $0.15 per Public Warrant upon the consummation of the Business Combination, for an aggregate amount of $1.8 million, payable in cash or shares of our common stock at our discretion. In addition, we also amended to increase the exercise price of the Private Placement Warrants from 11.50 to $12.50 per share. Also in October 2016, our Board of Directors declared a dividend on our common stock consisting of one-half of one warrant per share of common stock, with each whole warrant exercisable to purchase one share of common stock at $12.50 per share (each a “New Warrant”). The New Warrants will not be exercisable until the later of (i) the date that is 30 days after the first date on which we complete an initial Business Combination and (ii) October 17, 2017. Our independent directors agreed to waive their right to receive the dividend. As a result, we issued an aggregate of 1,253,055 New Warrants in October 2016.

Critical Accounting Policy

Common Stock Subject to Possible Redemption

Under our amended and restated certificate of incorporation, all of the Public Shares may be redeemed for cash in connection with our liquidation or a tender offer or stockholder approval in connection with an initial Business Combination. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of our company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem the common stock sold as part of the units in the Public Offering in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Accordingly, at December 31, 2016 and December 31, 2015, 1,386,746 and 22,700,592 Public Shares were classified outside of permanent equity at its redemption value, respectively.

Results of Operations

For the years ended December 31, 2016 and 2015, we had a net loss of approximately $1.5 million and $965,000, respectively. Through December 31, 2016, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account. During the year ended December 31, 2016 and 2015, we withdrew approximately $131,600 and $0, respectively, in funds from the interest earned from the Trust Account proceeds to pay for franchise taxes.

Liquidity and Going Concern

We will only have until (a) October 1, 2017 or (b) if prior to October 1, 2017, we publicly disclose that an extension past October 1, 2017 will not prevent us from maintaining the listing of our securities on NASDAQ, December 31, 2017 (“Liquidation Date”) to complete the Initial Business Combination. This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Liquidation Date.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Public Offering.

As of December 31, 2016, we had approximately $200,000 in our operating bank account, which excludes interest income available to us to pay franchise and income taxes of approximately $202,000 from our investments in the Trust Account.

Through December 31, 2016, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the ARC in exchange for the issuance of the founder shares, $79,702 in loans from ARC and approximately $88,000 due to affiliate, which were fully paid on October 8, 2014, the proceeds not held in trust resulted from the consummation of the Public Offering and the Private Placement. In addition, ARC contributed approximately $770,000 to capital in October 2016 to pay for our outstanding payables.

Pursuant to the Transfer Agreement, the Sponsor agreed to lend us on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300, which amounts will be deposited in the Trust Account (“Trust Loan”). The Sponsor has also agreed to provide a loan to us for up to $2 million for working capital and other expenses (together with Trust Loan, “Loan”). The Loan will be non-interest bearing and repayable by us to the Sponsor upon consummation of an initial Business Combination. If a Business Combination is not consummated, the note will not be repaid and all amounts owed thereunder by us will be forgiven, except to the extent that we had funds available outside of the Trust Account. As of December 31, 2016, we had an outstanding amount of $700,000 under the Loan to Sponsor, of which $125,305 was deposited to the Trust Account in January 2017.

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

Contractual obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 10, 2016, the Audit Committee of the Board of Directors of the Company engaged WithumSmith+Brown, PC as the Company’s independent registered public accounting firm, effective immediately, and dismissed KPMG, LLP as the Company’s independent registered public account firm. Our Company’s principal accountant’s report on the financial statements for either of the past two years has not contained an adverse opinion or a disclaimer of opinion, and has not been qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the Company’s two most recent fiscal years there were no disagreements with our current or former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Andrew Axelrod	34	Chief Executive Officer and Director
Lionel Benichou	41	Chief Financial Officer, Treasurer and Secretary
Yoav Wiegenfeld	44	Chief Acquisitions Officer
Dr. Robert J. Froehlich	63	Independent Director
David Gong	67	Independent Director
P. Sue Perrotty	63	Independent Director

Andrew Axelrod was appointed Chief Executive Officer and Executive Chairman of the Board of Directors of the Company on October 7, 2016 and is the Founder, Managing Partner and Portfolio Manager of Axar Master Fund Ltd., an alternative investment manager with a focus on value-oriented and opportunistic investing with expertise across asset classes and industries in the United States and Canada. Prior to founding Axar Master Fund Ld. in April 2015, Mr. Axelrod was a Partner and Co-Head of North American Investments for Mount Kellett Capital Management, a private investment organization with over seven billion dollars of assets under management, where he joined at the firm’s inception in January 2009 and worked at for over six years. Mr. Axelrod previous experience also includes roles at Kohlberg Kravis Roberts & Co. L.P. and The Goldman Sachs Group, Inc. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University. The Company believes Mr. Axelrod is well-qualified to serve as a member of the Company’s board of directors and as an officer of the Company due to his business experience and contacts.

Lionel Benichou was appointed Chief Financial Officer of the Company on October 7, 2016 and is the Director of Finance and Controller at Axar Master Fund Ltd. Prior to joining Axar, Mr. Benichou was a Vice President at Altemis Capital Management, LLC, a spin-off from Credit Suisse Asset Management, where he was responsible for the management of multi-strategy hedge fund of funds portfolios from August 2013 to March 2015. Before his role at Altemis Capital Management, LLC, Mr. Benichou spent seven years at Credit Suisse in New York within the Asset Management Division. Mr. Benichou was a member of the Credit Suisse Hedge Fund Index team and his responsibilities included the middle office management of multi-strategy hedge fund of funds portfolios. Earlier in his career, Mr. Benichou was a senior financial analyst at PlusFunds Group Inc. in New York, a three billion dollar hedge fund managed account platform. Mr. Benichou holds an M.B.A in International Management from the European Business School in Paris, France.

Yoav Wiegenfeld has served as the Company’s chief acquisitions officer since October 2014. Mr. Wiegenfeld has served as a managing director of the Company’s prior sponsor since June 2014. Prior to joining the Company’s sponsor, Mr. Wiegenfeld was employed by Barclays Capital (formerly Lehman Brothers), from September 2005 to June 2014, where he served as managing director in the investment banking division. At Barclays, Mr. Wiegenfeld led the origination and execution efforts of blind pool and permanent capital vehicles, as well as the development and marketing of various structured merger and acquisition (“M&A”) and capital markets transactions to investment banking clients. In this capacity, he worked on multiple capital raising and M&A transactions for acquisition companies and asset management companies. Mr. Wiegenfeld holds a B.A. in economics, an LL.B and an LL.M from Tel-Aviv University and an LL.M from the New York University School of Law.

David Gong was appointed as an independent director of the Company in October 2014. Mr. Gong has served as an independent director of American Realty Capital New York City REIT II, Inc. (“ARC NYCR II”) since February 2015. Mr. Gong served as an independent director of American Realty Capital Trust III, Inc. (“ARCT III”) from January 2011 until the close of its merger with VEREIT, Inc., formerly known as American Realty Capital Properties, Inc. (“ARCP”) in February 2013, as an independent director of HTI from March 2013 until February 2015 and as an independent director of ARCP from July 2011 until October 2012. Mr. Gong has also served as the lead independent director of American Finance Trust, Inc. (“AFIN”) since January 2013 and as independent director of American Realty Capital — Retail Centers of America, Inc. (“ARC RCA”) since February 2011. Mr. Gong has over 25 years of experience in global asset management. Mr. Gong joined the Stanley-Laman Group as a senior portfolio manager in May 2011 and has served as a director of Helios Capital LLC’s Helios Strategic Fund since its inception in January 2005. From August 2004 to February 2005, Mr. Gong served as a consultant to American Financial Realty Trust (“AFRT”). During such time, he sourced and structured, from a tax and legal perspective, potential bank branch acquisitions in Asia. From August 2002 to July 2004, Mr. Gong served as the managing director of Ankar Capital Management, a New York based investment advisory firm. While at Ankar, Mr. Gong managed the firm’s private equity group in the Singapore office. From February 1990 to January 2001, Mr. Gong served as a senior partner and international portfolio manager at Ardsley Partners, also a New York based investment advisory firm, where he managed several emerging market hedge funds, including the Ardsley Pacific Fund. From September 1981 to January 1990, Mr. Gong served as an equity portfolio manager at T. Rowe Price where he also assisted in the establishment of the firm’s Hong Kong office. He previously served as a director of Alliance Capital Management, LLC’s Turkish Growth Fund from October 1993 to December 2000 and India Liberalization Fund from December 1993 to December 2003. Mr. Gong received a B.A. from the University of California, Berkeley, a J.D. from the University of California, Davis where he earned Order of the Coif honors and an M.B.A. from Stanford University’s Graduate School of Business. We believe that Mr. Gong’s current experience as an independent director of ARC NYCR II, ARC RCA and AFIN, his prior experience as an independent director of HTI and ARCT III, his extensive experience in global asset management, his experience in sourcing and structuring potential bank branch acquisitions in Asia for AFRT, and his educational background, make him well qualified to serve as a member of our board of directors.

Portia Sue Perrotty was appointed as an independent director of the Company in October 2014. Ms. Perrotty has served as an independent director of American Realty Capital Healthcare Trust III, Inc. (“ARC HT III”) since August 2014 and has also served as an independent director and non-executive chair of Global Net Lease, Inc., (“GNL”) since March 2015. Ms. Perrotty has also served as an independent director of New York REIT, Inc. (“NYRT”) since September 2014. Ms. Perrotty served as an independent director of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) from September 2013 until September 2014, as an independent director of American Realty Capital Healthcare Trust, Inc. (“ARC HT”) from November 2013 until January 2015 when ARC HT closed its merger with Ventas, Inc., and as an independent director of ARC DNAV from August 2013 until August 2014. Ms. Perrotty has served as president and chief executive officer of AFM Financial Services in Cranford, New Jersey since April 2011. Ms. Perrotty also has been an investor and advisor to several small businesses and entrepreneurs in varying stages of development since August 2008. Ms. Perrotty served in the administration of Governor Edward G. Rendell as chief of staff to First Lady, Judge Marjorie Rendell from November 2002 through August 2008. Ms. Perrotty held the position of executive vice president and head of Global Operations for First Union Corp. as a member of the Office of the Chairman from January 2001 to January 2002. Prior to that time, Ms. Perrotty was Banking Group head for the Pennsylvania and Delaware Banking Operations of First Union from November 1998 until January 2001. Ms. Perrotty joined First Union through the merger with Corestates Bank where she served as executive vice president and head of IT and Operations from April 1996 until November 1998. Ms. Perrotty also served as senior executive vice president and head of all Consumer Businesses including Retail Banking, Mortgage Banking, Product Development and Marketing as well as strategic customer information and delivery system development. Ms. Perrotty was a member of the chairman’s staff in each of the companies she served. Ms. Perrotty serves on several boards including the Board of Trustees of Albright College, where she is currently chair of the Finance Committee and member of the Investment and Property sub committees. Ms. Perrotty also serves as vice chair of the Berks County Community Foundation, and as development chair for the Girl Scouts of Eastern PA Board. Ms. Perrotty has received several awards for community leadership and professional accomplishments including the PA 50 Best Women in Business, the Franciscan Award from Alvernia University, the Albright College Distinguished Alumni Award, the Women of Distinction Award from the March of Dimes, Taking the Lead Award from the Girl Scouts of Eastern PA and the 2006 Champion of Youth Award from Olivet Boys & Girls Club. Ms. Perrotty is a graduate of Albright College with a Bachelor of Science degree in Economics and was also awarded an Honorary Doctor of Laws degree from Albright College in 2010. We believe that Ms. Perrotty’s current and prior experience as an independent director of ARC HT III, GNL, NYRT, ARC HOST, ARC HT and ARC DNAV, her prior business experience and her leadership qualities make her well-qualified to serve on our board of directors.

Dr. Robert J. Froehlich was appointed as an independent director of the Company in October 2014. Dr. Froehlich was appointed as an independent director of Realty Finance Trust, Inc. (“RFT”) in January 2013 and has served as the lead independent director of RFT since December 2014. Dr. Froehlich has also served as an independent director of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”) since November 2012 and as an independent director of Healthcare Trust, Inc. (“HTI”) since January 2013. Dr. Froehlich has over 35 years of experience in and around Wall Street. Dr. Froehlich was appointed in July 2009 to serve, and currently serves, as an independent director for a privately held company, Davidson Investment Advisors, Inc. Davidson Investment Advisors, Inc. manages over $1 billion in client assets. He began his career in the public sector from December 1975 to April 1978, as a budget analyst for the City of Dayton, Ohio, with a budget of $100 million. From May 1978 to February 1981, he served as the chief financial officer for Montgomery County, Ohio's Water & Sewer District with annual operating revenues of $75 million. In March 1981, he was appointed the first city manager for Beavercreek, Ohio, as one of the youngest city managers in Ohio, with an operating budget of $5 million. Dr. Froehlich served there until April 1985, when he transitioned to the private sector as a senior executive with Ernst & Whinney from May 1985 to September 1989, where he was responsible for a national practice that conducted financial feasibility studies and financial consulting to tax exempt entities. From October 1989 to January 1997, he held several senior executive roles at Van Kampen Merritt which after its merger with American Capital became Van Kampen American Capital, with over $50 billion in assets across 75 different mutual funds. Dr. Froehlich began there as the director of Municipal Research and left as the firm's first chief investment strategist. In February 1997, he then joined Kemper Funds, with $75 billion in assets among 50 different funds, as their vice chairman. In January 2001, he was appointed vice chairman of Scudder Investments, when Scudder Funds merged with Kemper Funds. Combined, they had assets of over $200 billion in 129 funds. In April 2002, when Deutsche Bank acquired Scudder Investments, Dr. Froehlich was named vice chairman of Deutsche Asset Management, a role he held until September 2009. In September 2009, until his retirement in April 2012, Dr. Froehlich was a senior executive with The Hartford Mutual Funds, where he also served as an officer of all 55 funds, with assets totaling $84 billion. Dr. Froehlich also served on the board of trustees of the University of Dayton from January 1998 to October 2008. While on the Board, he was on the executive committee and served as chairman of the investment committee, overseeing a $500 million endowment. From October 1989 to February 1997, he served as a director for McCarthy, Crisanti & Maffei, Inc., a privately held economic research firm with revenues of $75 million, and a wholly owned subsidiary of Xerox Financial Corporation. He received his Ph.D. from California Coast University in 1979, M.A. from Central Michigan in 1978, M.P.A. from the University of Dayton in 1976 and a B.A. from the University of Dayton in 1975. In 2008, he was awarded an Honorary Doctorate of Commercial Sciences from the board of trustees of Central Michigan University. We believe that Dr. Froehlich’s current experience as an independent director of ARC DNAV, RFT and HTI, his expertise in United States and global economics, global currencies and financial markets, public policy and politics and United States and global demographic trends makes him well qualified to serve on our board of directors.

Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Dr. Froehlich, expired at our first annual meeting of stockholders on December 14, 2015, and Dr. Froehlich was re-elected by our stockholders at such annual meeting for a three year term. The term of office of the second class of directors, consisting of Ms. Perrotty and Mr. Gong, expired at our second annual meeting of stockholders on December 14, 2016, and Ms. Perrotty and Mr. Gong were re-elected by our stockholders at such annual meeting for a three year term. The term of office of the third class of directors, consisting of Mr. Axelrod, will expire at the following annual meeting of stockholders. We may not hold another annual meeting of stockholders until after we consummate our initial business combination.

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

Responsibilities of the audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2016, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with.

Item 11. Executive Compensation

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. We previously agreed to pay RCS Advisory an entity under common control with AR Capital, our former sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services. On January 22, 2016, due to the exigent circumstances publicly announced by RCS Advisory’s parent company, including but not limited to its stated intention to file for Chapter 11 bankruptcy protection and shut down all of its businesses other than its retail advisor platform by the end of January 2016 (which bankruptcy filing did subsequently occur on January 31, 2016), which resulted in RCS Advisory’s inability to provide the services contemplated by the administrative services agreement, we provided notice of termination of the administrative services agreement.

We also previously agreed to pay AR Capital, our former sponsor, up to 15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. On October 7, 2016, this arrangement was terminated, and AR Capital agreed that all amounts owed under such arrangement as of such date, or approximately $50,000, were contributed to capital.

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

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 1, 2016, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding 8,506,111 shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Axar Capital Management LP (2)	6,108,262	71.8%

Andrew Axelrod (2)	6,108,262	71.8%

Lionel Benichou	—	—

Yoav Wiegenfeld	1,189,565	14.0%

David Gong	17,391	*

P. Sue Perrotty	17,391	*

Dr. Robert J. Froehlich	17,391	*

All directors and executive officers as a group (seven individuals)	7,350,000	86.4%

_______________________

* Less than one percent.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1330 Avenue of the Americas, Sixth Floor, New York, New York 10019.

(2) Our Sponsor is controlled by Andrew Axelrod. Accordingly, he may be deemed to share beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 1, 2014, AR Capital, our former sponsor, purchased 8,625,000 Founder Shares for $25,000, or approximately $0.003 per share. On October 1, 2014, AR Capital returned to the Company, at no cost, an aggregate of 1,725,000 Founder Shares, which were cancelled. Thereafter, AR Capital sold 20,000 Founder Shares at their original purchase price to each of P. Sue Perrotty, David Gong and Dr. Robert J. Froehlich, the Company’s independent directors. On December 4, 2014, as a result of the underwriters' election not to exercise the over-allotment option in connection with the initial public offering, our initial stockholders forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by AR Capital. As a result of the forfeiture, AR Capital held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. On October 7, 2016, following the approval of the proposals at the Special Meeting of Stockholders and Special Meeting of Public Warrant Holders, AR Capital transferred all of its shares of Company common stock and warrants to the Sponsor.

Private Placement Warrants

On October 7, 2016, AR Capital transferred all of its Private Place Warrants to our Sponsor. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the initial public offering held in the trust account pending completion of an initial business combination.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units that were sold in the Company’s initial public offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Company’s initial public offering and have no net cash settlement provisions.

If the Company does not complete an initial business combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Sponsor Loans

Effective October 7, 2016, our Sponsor agreed to lend the Company on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the date by which the Company must liquidate its trust account if it does not complete a business combination date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300 (the “Trust Loans”), which amounts will be deposited in the Trust Account. Our Sponsor has also agreed to lend the Company up to $2 million for working capital and other expenses (together with the Trust Loans, the “Loans”). The Loans will be non-interest bearing and repayable by the Company to the Sponsor upon consummation of an initial business combination.

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

You should also be aware of the following other potential conflicts of interest:

•	Each of our officers and directors may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that is formed in the United States until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by (i) October 1, 2017 or (ii) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017.

•	None of our officers or directors is required to commit any specific minimum amount of time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Sponsor purchased Founder Shares and Private Placement Warrants and has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if we fail to consummate our initial business combination by (i) October 1, 2017 or (ii) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on The Nasdaq Capital Market, December 31, 2017. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. On October 1, 2014, the Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned or sold until released from escrow on the date that is one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the common stock underlying such Warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Accordingly, our officers and directors who directly or indirectly own Founder Shares or Private Placement Warrants may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Related Party Policy

Prior to the consummation of our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A form of the code of ethics that we adopted prior to the consummation of our initial public offering was filed as an exhibit to the registration statement associated with our initial public offering.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of Trust Loans and working capital loans made to us by our Sponsor;

•	Repayment of loans which may be made by the Sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors of the Company engaged WithumSmith+Brown, PC as the Company’s independent registered public accounting firm on November 10, 2016. KPMG, LLP served as the Company’s independent registered public account firm for the year ended December 31, 2015 as well as up until November 10, 2016. The following is a summary of fees paid to WithumSmith+Brown, PC and KPMG, LLP for services rendered.

Audit Fees

For the year ended December 31, 2016 and for the year ended December 31, 2015, fees paid or payable for our independent registered public accounting firm were approximately $82,612 and $115,000, respectively.

Audit-Related Fees

For the year ended December 31, 2016 and for the year ended December 31, 2015, fees paid or payable for our independent registered public accounting firm were approximately $0 and $0, respectively.

Tax Fees

For the year ended December 31, 2016 and for the year ended December 31, 2015, fees paid or payable for our independent registered public accounting firm were approximately $3,500 and $0, respectively for the preparation of the Company’s federal and state tax returns.

All Other Fees

 For the year ended December 31, 2016 and for the year ended December 31, 2015, fees paid or payable for our independent registered public accounting firm were approximately $11,500 and $0, respectively for services related to the Agreement, background checks on Axar personnel, and successor auditor workpaper review.

Pre-Approval Policy

Since the formation of our audit committee on October 1, 2014, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

See the Index to Financial Statements on page F-1 of this Report.

(3) Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(3)	Specimen Unit Certificate
4.2(3)	Specimen Common Stock Certificate
4.3(3)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated October 1, 2014, between Continental Stock Transfer & Trust Company and the Registrant
10.1(2)	Promissory Note, dated August 1, 2014, issued to AR Capital
10.2(a)(1)	Letter Agreement, dated October 1, 2014, among the Registrant, Nicholas S. Schorsch, William M. Kahane, Nicholas Radesca, Yoav Wiegenfeld and AR Capital
10.2(b)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and David Gong
10.2(c)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and P. Sue Perrotty
10.2(d)(1)	Letter Agreement, dated October 1, 2014, between the Registrant and Dr. Robert J. Froehlich
10.3(1)	Investment Management Trust Agreement, dated October 1, 2014, between the Registrant and Continental Stock Transfer & Trust Company
10.4(1)	Registration Rights Agreement, dated October 1, 2014, among the Registrant, AR Capital, and the other parties thereto
10.5(2)	Securities Purchase Agreement, dated August 1, 2014, between the Registrant and AR Capital
10.6(2)	Amended and Restated Private Placement Warrants Purchase Agreement, dated October 1, 2014, between the Registrant and AR Capital
10.7(3)	Form of Indemnification Agreement between the Registrant and Indemnitee
10.8(1)	Securities Escrow Agreement, dated October 1, 2014, among the Registrant, AR Capital, the Initial Holders party thereto and Continental Stock Transfer & Trust Company
10.9(3)	Administrative Services Agreement, dated September 8, 2014, between the Registrant and RCS Advisory Services, LLC
10.10(1)	M&A Advisory Agreement, dated October 1, 2014, between the Registrant and RCS Capital
10.11(1)	Compensation Reimbursement Agreement, dated October 1, 2014, between the Registrant and AR Capital
10.12(1)	Securities Assignment Agreement, dated October 1, 2014, among AR Capital, David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich
14(4)	Code of Ethics
24*	Power of Attorney (included on signature page of this report).
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL (eXtensible Business Reporting Language). The following materials from AR Capital Acquisition Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Changes in Stockholders' Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Filed herewith
(1)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 7, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on August 11, 2014.
(3)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on September 9, 2014.
(4)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on February 19, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March, 2017.

AXAR ACQUISITION CORP.

By:	/s/ Andrew Axelrod
Andrew Axelrod
Chief Executive Officer and Director

POWER OF ATTORNEY

The undersigned directors and officers of Axar Acquisition Corp. hereby constitute and appoint each of Andrew Axelrod and Lionel Benichou, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Andrew Axelrod	Chief Executive Officer and Director	March 14, 2017
Andrew Axelrod

/s/ Lionel Benichou	Chief Financial Officer, Treasurer and Secretary	March 14, 2017
Lionel Benichou

/s/ David Gong	Independent Director	March 14, 2017
David Gong

/s/ P. Sue Perrotty	Independent Director	March 14, 2017
P. Sue Perrotty

/s/ Dr. Robert J. Froehlich	Independent Director	March 14, 2017
Dr. Robert J. Froehlich

AXAR ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Axar Acquisition Corp.

We have audited the accompanying balance sheet of Axar Acquisition Corp. (the “Company”), as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axar Acquisition Corp. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by October 1, 2017. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

Morristown, New Jersey

March 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Axar Acquisition Corp.:

We have audited the accompanying balance sheet of Axar Acquisition Corp. (formerly, AR Capital Acquisition Corp.) (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the December 31, 2015 financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by October 7, 2016. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York

February 19, 2016

AXAR ACQUISITION CORP.

BALANCE SHEETS

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$200,003	$700,873
Prepaid expenses and other assets	100,120	-
Accounts receivable	-	2,817
Total current assets	300,123	703,690
Non-current assets:
Cash and marketable securities held in Trust Account	25,072,751	240,018,972
Total assets	$25,372,874	$240,722,662

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses and accounts payable	$45,409	$135,937
Due to affiliates	-	63,919
Loan from related party	700,000	-
Franchise tax payable	-	116,877
Total current liabilities	745,409	316,733
Deferred underwriting commissions and advisory fees	5,760,000	8,400,000
Total liabilities	6,505,409	8,716,733

Commitments
Common stock subject to possible redemption; 1,386,746 and 22,700,592 shares (at redemption value of approximately $10.00 per share) as of December 31, 2016 and 2015, respectively	13,867,460	227,005,919

Stockholders’ Equity:
Perferred stock, $0.0001 par value, 1,000,000 authorized, none issued and oustanding	-	-
Common stock, $0.0001 par value, 19,000,000 and 400,000,000 shares authorized; 7,119,365 and 7,299,408 shares issued and outstanding (excluding 1,386,746 and 22,700,592 shares subject to possible redemption) at December 31, 2016 and 2015, respectively	712	730
Additional paid-in capital	7,745,492	6,276,986
Accumulated deficit	(2,746,199)	(1,277,706)
Total stockholders' equity	5,000,005	5,000,010
Total liabilities and stockholders' equity	$25,372,874	$240,722,662

The accompanying notes are an integral part of these financial statements.

AXAR ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015
Revenues	$-	$-

Operating expenses:
General and administrative	1,638,151	981,974
Franchise tax	145,080	-
Total operating expenses	1,783,231	981,974
Loss from operations	(1,783,231)	(981,974)

Interest income	314,738	17,456

Net loss	$(1,468,493)	$(964,518)

Weighted average shares outstanding, basic and diluted	$(0.21)	$(0.13)
Basic and diluted net loss per ordinary share (1)	7,154,585	7,240,479

(1) This number excludes an aggregate of up to 1,386,746 and 22,700,592 shares subject to conversion for the fiscal years ended December 31, 2016 and 2015, respectively

The accompanying notes are an integral part of these financial statements.

AXAR ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	7,203,238	$720	$5,312,478	$(313,188)	$5,000,010
Common stock subject to possible redemption	96,170	10	961,691	-	961,701
Offering cost reimbursement	-	-	2,817	-	2,817
Net loss	-	-	-	(964,518)	(964,518)
Balance at December 31, 2015	7,299,408	730	6,276,986	(1,277,706)	5,000,010
Reversal of deferred advisory fees	-	-	2,640,000	-	2,640,000
Common stock subject to possible redemption (1)	(180,043)	(18)	(1,990,771)	-	(1,990,789)
Conversion of accounts payable with former sponsor to equity	-	-	48,919	-	48,919
Cash contribution from former sponsor	-	-	770,358	-	770,358
Net loss	-	-	-	(1,468,493)	(1,468,493)
Balance at December 31, 2016	7,119,365	$712	$7,745,492	$(2,746,199)	$5,000,005

(1) Includes the effect of the redemption of shares on October 6, 2016, stockholders holding 21,493,889 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account (see Note 1).

The accompanying notes are an integral part of these financial statements.

AXAR ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,468,493)	$(964,518)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(314,607)	(16,301)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(100,120)	28,133
Accounts payable and accrued expenses	(90,528)	76,016
Due to affiliates	(15,000)	(17,437)
Franchise tax payable	(116,877)	38,466
Net cash used in operating activities	(2,105,625)	(855,641)

Cash flows from investing activities:
Interest released from Trust Account	131,580	16,301
Trust Account proceeds invested	-	(16,301)
Withdrawal from Trust Account upon redemption of ordinary shares	215,129,248	-
Net cash provided by investing activities	215,260,828	-

Cash flows from financing activities:
Reimbursement of offering costs	2,817	-
Proceeds received from loan to related party	700,000	-
Cash contribution from former sponsor	770,358	-
Redemptions of common stock	(215,129,248)	-
Payment of offering costs	-	(13,700)
Net cash used in financing activities	(213,656,073)	(13,700)

Net decrease in cash and cash equivalents	(500,870)	(869,341)

Cash and cash equivalents - beginning	700,873	1,570,214

Cash and cash equivalents - ending	$200,003	$700,873

Supplemental disclosure of cash flow activities:
Cash paid for franchise taxes	$188,877	$142,139
Supplemental disclosure of noncash investing and financing activities:
Conversion of accounts payable with former sponsor to equity	$48,919	$-
Reversal of deferred underwriting commissions and advisory fees	$2,640,000	$-
Change in value of common stock subject to possible redemption	$1,990,789	$-
Receivable for offering costs	$-	$2,817

The accompanying notes are an integral part of these financial statements.

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

Incorporation

Axar Acquisition Corp., formerly known as AR Capital Acquisition Corp. (the “Company”), was incorporated in Delaware on July 25, 2014.

Sponsor

The Company’s former sponsor is AR Capital, LLC (“ARC”), a Delaware limited liability company. Upon the approval of the proposals at the Special Meeting in October 2016 (discussed below), Axar Master Fund Ltd., a Cayman Islands exempted company, became the Company’s new sponsor (the “Sponsor”).

Effective upon the closing of the Transfer Agreement (as defined in Note 5) between the Sponsor and ARC, (i) Andrew Axelrod was appointed as Chief Executive Officer and Executive Chairman of the Board of Directors, Lionel Benichou was appointed as Chief Financial Officer, and (ii) Nicholas S. Schorsch, Nicholas Radesca and William Kahane each resigned from their positions as officers and directors of the Company.

Business Purpose

The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is an "emerging growth company" as defined in Section 2(a) of the Securities Act of 1933, as amended of the "Securities Act" as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").

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

Simultaneously with the consummation of the Public Offering, ARC, the Company’s former sponsor, purchased 6,550,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (“Private Placement”), generated gross proceeds of $6.55 million (see Note 5).

Liquidation Date

On October 6, 2016, the Company held a special meeting with stockholders and public warrant holders (“Special Meeting”). Following the approval of the proposals at the Special Meeting, the Company filed an amendment to its amended and restated certificate of incorporation to: (i) extend the date by which it must complete an initial Business Combination (“Extension”) to (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on NASDAQ, December 31, 2017 (“Liquidation Date”) and (ii) to change the Company’s name from “AR Capital Acquisition Corp.” to “Axar Acquisition Corp.”

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

If the Company does not complete the initial Business Combination by the Liquidation Date, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then public shares outstanding, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law, the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit in the Public Offering.

There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the required time period.

Trust Account

An aggregate of $240 million ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Public Offering and the Private Placement was placed in a U.S. based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account were invested in U.S. government treasury securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

At the Special Meeting, stockholders holding 21,493,889 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. As a result, an aggregate of approximately $215 million (or approximately $10.00 per share) was removed from the Trust Account to pay such stockholders. As of December 31, 2016, the Company had approximately $25.1 million in its Trust Account, and the conversion amount per share in connection with a Business Combination or liquidation would have been approximately $10.00 per share. An additional amount of approximately $125,000 was deposited into the Trust Account in January 2017 pursuant to the Transfer Agreement between the Sponsor and ARC (as defined in Note 5), which amount will be added on a pro rata basis to the per share redemption amount in connection with an initial Business Combination or liquidation of the Trust Account.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete an initial Business Combination prior to the Liquidation Date. The Company expects to withdraw the interest earned from the funds held in the Trust Account to pay for franchise and income taxes.

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

In connection with an initial Business Combination, the Company will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval.

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

The Company will only have until the Liquidation Date to complete the Initial Business Combination. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Liquidation Date.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Public Offering.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of December 31, 2016, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company’s access to funds from the Sponsor entity are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Public Offering or one year from the date of issuance of these financial statements.

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

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an initial Business Combination and to pay its tax obligation. During the year ended December 31, 2016, an aggregate of approximately $132,000 was withdrawn from the Trust Account to pay for the Company’s tax obligation. As of December 31, 2016, there was approximately $202,000 of interest income held in the Trust Account available to be released to the Company.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the years ended December 31, 2016 and 2015, the effect of the 12,000,000 warrants issued in the Public Offering and 6,550,000 warrants issued in connection with the private placement have not been considered in the diluted loss per common share because their effect would be anti-dilutive. An aggregate of 1,386,746 and 22,700,592 common stock subject to possible redemption at December 31, 2016 and 2015, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the Company’s accompanying Balance Sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders’ equity. Upon the consummation of the Public Offering, an aggregate of $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined in Note 3) was charged to stockholders’ equity. In January 2016, upon the consultant’s inability to provide agreed services, an aggregate of $2.64 million in Deferred Fees were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Balance Sheet at December 31, 2016 (see Note 3).

Common Stock Subject to Possible Redemption

Under the Company’s amended and restated certificate of incorporation, all of the Public Shares may be redeemed for cash in connection with the Company’s liquidation or a tender offer or stockholder approval in connection with an initial Business Combination. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem the common stock sold as part of the units in the Public Offering in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Accordingly, at December 31, 2016 and December 31, 2015, 1,386,746 and 22,700,592 Public Shares were classified outside of permanent equity at its redemption value, respectively.

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2016. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company is subject to income tax examinations by Federal, state and local taxing authorities for all tax years since inception.

Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The provision of income taxes was deemed to be immaterial for the period ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern" (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the 2016 Balance Sheet date up to the date these financial statements were available to be issued.  Based on the evaluation, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

3.	Public Offering

On October 7, 2014, the Company completed the Public Offering pursuant to which it sold 24,000,000 Public Units at a price of $10.00 per Unit, generated gross proceeds of $240 million. Offering costs associated with the Public Offering was approximately $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined below), payable upon the consummation of the initial Business Combination. In January 2016, upon the consultant’s inability to provide agreed services, an aggregate of $2.64 million in Deferred Fees were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Balance Sheets. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one-half of one redeemable common stock purchase warrant, the Public Warrants. On October 7, 2016, following approval of the proposals at the Special Meeting, the Company amended the warrant agreements for all of the 12,000,000 outstanding Public Warrants to convert all outstanding Public Warrants into right to receive $0.15 per Public Warrant upon the consummation of a Business Combination, for an aggregate amount of $1.8 million, payable in cash or shares of the Company’s common stock at the discretion of the Company.

In addition to the underwriting discount paid upfront of $0.20 per Public Unit ($4.8 million in the aggregate) to the underwriters at the closing of the Public Offering, the Company agreed to pay additional fees (the “Deferred Fees”) of $8.4 million ($0.35 per Public Unit sold), comprised of (a) $5.76 million payable to the underwriters for deferred underwriting commissions and (b) $2.64 million payable to RCS Capital (“RCS”), a division of Realty Capital Securities, LLC, an entity then under common control with ARC, for financial advisory services in connection with the identification, evaluation, negotiation and completion of the initial Business Combination. The Deferred Fees are payable to the underwriters and RCS solely in the event the Company completes an initial Business Combination. The underwriters and RCS are not entitled to any interest accrued on the Deferred Fees. In January 2016, both parties agreed to terminate the administrative services agreement thereafter due to RCS’s inability to provide the services. As a result, as of December 31, 2016, the Deferred Fees in the amount of $2.64 million are no longer be payable to RCS and were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying 2016 Balance Sheet.

4.	Warrant Dividends

On October 7, 2016, following approval of the proposals at the Special Meeting, the Company’s Board of Directors declared a dividend on the Company’s common stock consisting of one-half of one warrant per share of common stock, with each whole warrant exercisable to purchase one share of common stock at $12.50 per share (each a “New Warrant”). The New Warrants will not be exercisable until the later of (i) the date that is 30 days after the first date on which the Company completes an initial Business Combination and (ii) October 17, 2017. The Company’s independent directors agreed to waive their right to receive the dividend. As a result, the Company has issued an aggregate of 1,253,055 New Warrants in October 2016.

5.	Related Party Transactions

Founder Shares

On August 1, 2014, ARC purchased 8,625,000 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. On October 1, 2014, in connection with a reduction in the size of the Public Offering, ARC contributed to the Company 1,725,000 Founder Shares, which the Company canceled. Thereafter, ARC sold 20,000 Founder Shares at their original price to each of the Company’s independent directors. On December 4, 2014, as a result of the underwriters’ election not to exercise the overallotment option in connection with the Public Offering, the initial stockholders (as defined below) forfeited an aggregate of 900,000 Founder Shares, consisting of a forfeiture of 2,609 Founder Shares by each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich, and a forfeiture of 892,173 Founder Shares by ARC. As a result of the forfeiture, ARC held 5,947,827 Founder Shares, and each of David Gong, P. Sue Perrotty and Dr. Robert J. Froehlich held 17,391 Founder Shares, so that there were 6,000,000 Founder Shares outstanding. The number of Founder Shares represented 20% of the outstanding shares. In October 2016, pursuant to the Transfer Agreement (as defined below), ARC transferred all of its Founder Shares and Private Placement Warrants to the Company’s Sponsor.

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Private Placement Warrants

On October 7, 2014, ARC purchased from the Company an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Warrant (for an aggregate purchase price of $6.55 million) in a Private Placement that occurred simultaneously with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $12.50 per share, as amended upon approval of the proposals at the Special Meeting in October 2016. Of the $6.55 million purchase price of the Private Placement Warrants, $4.3 million of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the initial Business Combination.

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

Agreements with Sponsor

Pursuant to the agreement by and among the Company in October 2016 (“Transfer Agreement”), ARC transferred all of its Founder Shares and Private Placement Warrants to the Company’s Sponsor, Axar Master Fund Ltd. Upon consummation of the initial Business Combination, the Sponsor agreed to automatically forfeit, for no consideration, a number of Founder Shares equal to the excess of (if positive) of (a) 6,000,000 over (b) 25% of the sum of (i) total Public Shares outstanding plus (ii) the excess of (x) the total number of shares of common stock issued or deemed issued, or issuable upon the conversion of exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with the consummation of the initial Business Combination, excluding any shares of common stock or equity-linked securities exercisable for or convertible into shares of common stock issued, or to be issued, to any seller in the initial Business Combination or the Sponsor and its affiliates, over (y) the total number of Public Shares redeemed in connection with the Business Combination. No Founder Shares should be forfeited if sum of the forgoing (a) and (b) is equal to or less than zero.

Loans from Related Parties

ARC agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) on August 1, 2014 to cover expenses related to the Public Offering. The Note was payable without interest upon the consummation of the Public Offering. From inception through October 7, 2014, ARC loaned $79,702 to the Company. The Note was repaid in full on October 8, 2014. Additionally, the Company had a due to affiliate of $88,800 to ARC for costs incurred by the Company, which was repaid on October 8, 2014. Pursuant to the Transfer Agreement, in October 2017, ARC also contributed approximately $770,000 to the Company for general net capital purposes.

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Pursuant to the Transfer Agreement, the Sponsor agreed to lend the Company on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300, which amounts will be deposited in the Trust Account (“Trust Loan”). The Sponsor has also agreed to provide a loan to the Company for up to $2 million for working capital and other expenses (together with Trust Loan, “Loan”). The Loan will be non-interest bearing and repayable by the Company to the Sponsor upon consummation of an initial Business Combination. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available outside of the Trust Account. As of December 31, 2016, the Company had an outstanding amount of $700,000 under the Loan from the Sponsor, of which $125,305 was deposited in the Trust Account in January 2017.

Administrative Services Agreement

On September 8, 2014, the Company entered into an agreement to pay RCS Advisory Services, LLC (“RCS Advisory”), an entity then under common control with ARC, a total of $10,000 per month for office space, utilities, secretarial support and administrative services commencing on the date the Company’s securities are first listed on NASDAQ. In January 2016, both parties agreed to terminate the administrative services agreement thereafter. The space formerly sublet by RCS Advisory was leased by ARC and provided to the Company free of charge. Upon the change in management in October 2016, the office space was no longer in use. During the years ended December 31, 2016 and 2015, the Company incurred $0 and $120,000, respectively, related to services under this agreement.

Compensation Reimbursement Agreement

On October 1, 2014, the Company entered into an agreement to pay ARC an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the “Compensation Reimbursement Agreement”). During the years ended December 31, 2016 and 2015, the Company incurred $135,000 and $180,000, respectively, related to services under this agreement.

On October 7, 2016, this arrangement was terminated, and ARC agreed that all amounts owed under such arrangement as of such date, or approximately $50,000, were contributed to capital.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed on October 1, 2014 (the “Registration Rights Agreement”). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities under the Securities Act. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective common stock underlying such Private Placement Warrants, 30 days after the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

6.	Deferred Underwriting Commissions

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

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

7.	Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$25,072,751	$25,072,751	$-	$-

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$240,018,972	$240,018,972	$-	$-

8.	Stockholders’ Equity

Common Stock - On December 14, 2016, at the Company’s 2016 annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved an amendment to the amended and restated certificate of incorporation to decrease the number of authorized shares of the Company’s common stock from 400,000,000 to 19,000,000 shares (the “Amendment”). On December 14, 2016, the Company filed the Amendment with the Secretary of State of the State of Delaware. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

At December 31, 2016 and 2015, there were 8,506,111 and 30,000,000 shares of common stock outstanding, including 1,386,746 and 22,700,592 shares that were subject to possible redemption, respectively.

Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At December 31, 2016 and 2015, there were no shares of preferred stock issued and outstanding.

AXAR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

9.	Income Taxes

The Company’s net deferred tax assets are as follows:

As of December 31,
2016
Deferred tax assets:
Net operating loss carryovers	$1,169,332
Total deferred tax assets	1,169,332
Valuation allowance	(1,169,332)
Deferred tax assets, net of allowance	$-

The income tax provision (benefit) consists of the following:

For the Year Ended December 31,
2016
Federal
Current	$-
Deferred	(499,288)
State and Local
Current	-
Deferred	(125,997)
Change in Valuation allowance	625,285
Income tax provision (benefit)	$-

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $2.7 million available to offset future taxable income. These NOLs expire beginning in 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control as defined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. At December 31, 2015, the Company had a deferred tax asset of approximately $447,197 related to startup costs and net operating loss. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2016, the valuation allowance was approximately $1.2 million.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Year Ended December 31,
2016
Statutory federal income tax rate	(34.0)%
State and local taxes, net of federal benefit	(8.6)%
Change in valuation allowance	42.6%
Income tax provision (benefit)	0.0%