Form 10-Q
period 2017-03-31
Axar Acquisition Corp.
filed 2017-05-08
CIK 1615892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 8, 2017 was 8,506,111.

PART I

Item 1. Financial Statements.

AXAR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$277,541	$200,003
Prepaid expenses and other assets	59,750	100,120
Total current assets	337,291	300,123
Non-current assets:
Cash and marketable securities held in Trust Account	25,223,630	25,072,751
Total assets	$25,560,921	$25,372,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$118,515	$45,409
Loan from related party	950,000	700,000
Franchise tax payable	5,250	-
Total current liabilities	1,073,765	745,409
Deferred underwriting commissions and advisory fees	5,760,000	5,760,000
Total liabilities	6,833,765	6,505,409

Commitments
Common stock subject to possible redemption; 1,363,870 and 1,386,746 shares (at redemption value of approximately $10.06 and $10.00 per share respectively) as of March 31, 2017 and December 31, 2016, respectively	13,727,147	13,867,460

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 19,000,000 and 400,000,000 shares authorized; 7,142,241 and 7,119,365 shares issued and outstanding (excluding 1,363,870 and 1,386,746 shares subject to possible redemption) at March 31, 2017 and December 31, 2016, respectively	714	712
Additional paid-in capital	7,885,803	7,745,492
Accumulated deficit	(2,886,508)	(2,746,199)
Total stockholders' equity	5,000,009	5,000,005
Total liabilities and stockholders' equity	$25,560,921	$25,372,874

The accompanying unaudited notes are an integral part of these financial statements.

AXAR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2017	2016
Revenues	$-	$-

Operating expenses:
General and administrative	160,633	129,531
Franchise tax	5,250	45,000
Total operating expenses	165,883	174,531
Loss from operations	(165,883)	(174,531)

Interest income	25,574	80,402

Net loss	$(140,309)	$(94,129)

Weighted average shares outstanding, basic and diluted	$(0.02)	$(0.01)
Basic and diluted net loss per ordinary share (1)	7,119,619	7,296,611

(1) This number excludes an aggregate of up to 1,363,870 and 22,955,179 shares subject to conversion for the three months ended March 31, 2017 and 2016, respectively

The accompanying unaudited notes are an integral part of these financial statements.

AXAR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(140,309)	$(94,129)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(25,574)	(80,271)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	40,370	(30,000)
Accounts payable and accrued expenses	73,106	4,046
Due to affiliates	-	19,952
Franchise tax payable	5,250	(71,877)
Net cash used in operating activities	(47,157)	(252,279)

Cash flows from investing activities:
Proceeds from loan to related party deposited to Trust Account	(125,305)	-
Withdrawal from Trust Account funds for payment of Delaware franchise tax	-	35,503
Net cash provided by (used in) investing activities	(125,305)	35,503

Cash flows from financing activities:
Proceeds received from loan to related party	250,000	-
Reimbursement of offering costs	-	2,817
Net cash provided by financing activities	250,000	2,817

Net increase (decrease) in cash and cash equivalents	77,538	(213,959)

Cash and cash equivalents - beginning	200,003	700,873

Cash and cash equivalents - ending	$277,541	$486,914

Supplemental disclosure of noncash investing and financing activities:
Reversal of deferred underwriting commissions and advisory fees	$-	$2,640,000
Change in value of common stock subject to possible redemption	$(140,313)	$-

The accompanying unaudited notes are an integral part of these financial statements.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

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

Liquidation Date

On October 6, 2016, the Company held a special meeting of stockholders (“Special Meeting”). Following the approval of the proposals at the Special Meetings, the Company filed an amendment to its amended and restated certificate of incorporation to: (i) extend the date by which it must complete an initial Business Combination (“Extension”) to (a) October 1, 2017 or (b) if prior to October 1, 2017, the Company publicly discloses that an extension past October 1, 2017 will not prevent the Company from maintaining the listing of its securities on NASDAQ, December 31, 2017 (“Liquidation Date”) and (ii) to change the Company’s name from “AR Capital Acquisition Corp.” to “Axar Acquisition Corp.”

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

At the Special Meeting, stockholders holding 21,493,889 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. As a result, an aggregate of approximately $215 million (or approximately $10.00 per share) was removed from the Trust Account to pay such stockholders. As of March 31, 2017, the Company had approximately $25.2 million in its Trust Account, and the conversion amount per share in connection with a Business Combination or liquidation would have been approximately $10.06 per share. An additional amount of approximately $125,300 was deposited into the Trust Account in January 2017 pursuant to the Transfer Agreement between the Sponsor and ARC (as defined in Note 5), which amount will be added on a pro rata basis to the per share redemption amount in connection with an initial Business Combination or liquidation of the Trust Account.

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

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Liquidity and Going Concern

The Company will only have until the Liquidation Date to complete a Business Combination. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Liquidation Date.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Public Offering.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2017. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Investments Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an initial Business Combination and to pay its tax obligation. As of March 31, 2017, there was approximately $228,000 of interest income held in the Trust Account available to be released to the Company.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2017 and 2016, the effect of the 12,000,000 warrants issued in the Public Offering, 6,550,000 warrants issued in connection with the private placement, and 1,253,055 warrants issued as dividends have not been considered in the diluted loss per common share because their effect would be anti-dilutive. An aggregate of 1,363,870 and 22,955,179 common stock subject to possible redemption at March 31, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the Company’s accompanying Balance Sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders’ equity. Upon the consummation of the Public Offering, an aggregate of $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined in Note 3) was charged to stockholders’ equity. In January 2016, upon the consultant’s inability to provide agreed services, an aggregate of $2.64 million in Deferred Fees were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Balance Sheet at March 31, 2017 and December 31, 2016 (see Note 3).

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

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Accordingly, at March 31, 2017 and December 31, 2016, 1,363,870 and 1,386,746 Public Shares were classified outside of permanent equity at its redemption value, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have an effect on the accompanying financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the Balance Sheet date up to the date these financial statements were available to be issued.  Based on the evaluation, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.

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

In addition to the underwriting discount paid upfront of $0.20 per Public Unit ($4.8 million in the aggregate) to the underwriters at the closing of the Public Offering, the Company agreed to pay additional fees (the “Deferred Fees”) of $8.4 million ($0.35 per Public Unit sold), comprised of (a) $5.76 million payable to the underwriters for deferred underwriting commissions and (b) $2.64 million payable to RCS Capital (“RCS”), a division of Realty Capital Securities, LLC, an entity then under common control with ARC, for financial advisory services in connection with the identification, evaluation, negotiation and completion of the initial Business Combination. The Deferred Fees are payable to the underwriters and RCS solely in the event the Company completes an initial Business Combination. The underwriters and RCS are not entitled to any interest accrued on the Deferred Fees. In January 2016, both parties agreed to terminate the administrative services agreement thereafter due to RCS’s inability to provide the services. As a result, as of and December 31, 2016, the Deferred Fees in the amount of $2.64 million are no longer be payable to RCS and were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Balance Sheet.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

The Founder Shares are identical to the common stock included in the Public Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions. The Company’s stockholder prior to the Public Offering, including their subsequent transferees (collectively, the “initial stockholders”) have agreed, subject to certain exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of (a) one year after the completion of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the initial Business Combination or (b) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

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

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Agreements with Sponsor

Pursuant to the agreement by and among the Company, ARC and the Company’s Sponsor in October 2016 (“Transfer Agreement”), ARC transferred all of its Founder Shares and Private Placement Warrants to the Company’s Sponsor, Axar Master Fund Ltd. Upon consummation of the initial Business Combination, the Sponsor agreed to automatically forfeit, for no consideration, a number of Founder Shares equal to the excess of (if positive) of (a) 6,000,000 over (b) 25% of the sum of (i) total Public Shares outstanding plus (ii) the excess of (x) the total number of shares of common stock issued or deemed issued, or issuable upon the conversion of exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with the consummation of the initial Business Combination, excluding any shares of common stock or equity-linked securities exercisable for or convertible into shares of common stock issued, or to be issued, to any seller in the initial Business Combination or the Sponsor and its affiliates, over (y) the total number of Public Shares redeemed in connection with the Business Combination. No Founder Shares will be forfeited if sum of the forgoing (a) and (b) is equal to or less than zero.

Loans from Related Parties

ARC agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) on August 1, 2014 to cover expenses related to the Public Offering. The Note was payable without interest upon the consummation of the Public Offering. From inception through October 7, 2014, ARC loaned $79,702 to the Company. The Note was repaid in full on October 8, 2014. Additionally, the Company had a due to affiliate of $88,800 to ARC for costs incurred by the Company, which was repaid on October 8, 2014. Pursuant to the Transfer Agreement, in October 2016, ARC also contributed approximately $770,000 to the Company for general working capital purposes.

Pursuant to the Transfer Agreement, the Sponsor agreed to lend the Company on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300, which amounts will be deposited in the Trust Account (“Trust Loan”). The Sponsor has also agreed to provide a loan to the Company for up to $2 million for working capital and other expenses (together with Trust Loan, “Loan”). The Loan will be non-interest bearing and repayable by the Company to the Sponsor upon consummation of an initial Business Combination. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company has funds available outside of the Trust Account. As of March 31, 2017, the Company had an outstanding amount of $950,000 under the Loan from the Sponsor, of which approximately $125,300 was deposited in the Trust Account in January 2017.

Compensation Reimbursement Agreement

On October 1, 2014, the Company entered into an agreement to pay ARC an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the “Compensation Reimbursement Agreement”). During the three months ended March 31, 2016, the Company incurred $45,000 related to services under this agreement.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$25,223,630	$25,223,630	$-	$-

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$25,072,751	$25,072,751	$-	$-

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

At March 31, 2017 and December 31, 2016, there were 8,506,111 shares of common stock outstanding, including 1,363,870 and 1,386,746 shares that were subject to possible redemption, respectively.

Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding.

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

Overview

On October 6, 2016, we held a special meeting of stockholders (“Special Meeting”). Following the approval of the proposals at the Special Meeting, we filed an amendment to our amended and restated certificate of incorporation to: (i) extend the date by which we must complete an initial Business Combination to (a) October 1, 2017 or (b) if prior to October 1, 2017, we publicly disclose that an extension past October 1, 2017 will not prevent us from maintaining the listing of our securities on NASDAQ, December 31, 2017 (“Extension”), and (ii) to change our company’s name from “AR Capital Acquisition Corp.” to “Axar Acquisition Corp.”

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

At the Special Meeting, stockholders holding 21,493,889 Public Shares exercised their right to convert their Public Shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $215 million (or approximately $10.00 per share) was removed from the Trust Account to pay such holders.

On October 7, 2016, following approval of the proposals at the Special Meeting and pursuant to approval of public warrantholders at a special meeting of public warrantholders held for such purpose, we amended the warrant agreements for all of the 12,000,000 outstanding Public Warrants to automatically convert into right to receive $0.15 per Public Warrant upon the consummation of the Business Combination, for an aggregate amount of $1.8 million, payable in cash or shares of our common stock at our discretion. In addition, we also amended to increase the exercise price of the Private Placement Warrants from 11.50 to $12.50 per share. Also in October 2016, our Board of Directors declared a dividend on our common stock consisting of one-half of one warrant per share of common stock, with each whole warrant exercisable to purchase one share of common stock at $12.50 per share (each a “New Warrant”). The New Warrants will not be exercisable until the later of (i) the date that is 30 days after the first date on which we complete an initial Business Combination and (ii) October 17, 2017. Our independent directors agreed to waive their right to receive the dividend. As a result, we issued an aggregate of 1,253,055 New Warrants in October 2016.

Critical Accounting Policy

Common Stock Subject to Possible Redemption

Under our amended and restated certificate of incorporation, all of the Public Shares may be redeemed for cash in connection with our liquidation or a tender offer or stockholder approval in connection with an initial Business Combination. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of our company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Accordingly, at March 31, 2017 and December 31, 2016, 1,363,870 and 1,386,746 Public Shares were classified outside of permanent equity at its redemption value, respectively.

Results of Operations

For the three months ended March 31, 2017 and 2016, we had a net loss of approximately $140,000 and $94,000, respectively. Through March 31, 2017, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account.

Liquidity and Going Concern

We will only have until (a) October 1, 2017 or (b) if prior to October 1, 2017, we publicly disclose that an extension past October 1, 2017 will not prevent us from maintaining the listing of our securities on NASDAQ, December 31, 2017 (“Liquidation Date”) to complete an initial Business Combination. This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Liquidation Date.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Public Offering.

As of March 31, 2017, we had approximately $278,000 in our operating bank account, which excludes interest income available to us to pay franchise and income taxes of approximately $228,000 from our investments in the Trust Account.

Through March 31, 2017, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the ARC in exchange for the issuance of the founder shares, $79,702 in loans from ARC and approximately $88,000 due to affiliate, which were fully paid on October 8, 2014, the proceeds not held in trust resulted from the consummation of the Public Offering and the Private Placement, and $950,000 in loans from the current Sponsor. In addition, ARC contributed approximately $770,000 to capital in October 2016 to pay for our outstanding payables.

Pursuant to the Transfer Agreement, the Sponsor agreed to lend us on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300, which amounts will be deposited in the Trust Account (“Trust Loan”). The Sponsor has also agreed to provide a loan to us for up to $2 million for working capital and other expenses (together with Trust Loan, “Loan”). The Loan will be non-interest bearing and repayable by us to the Sponsor upon consummation of an initial Business Combination. If a Business Combination is not consummated, the note will not be repaid and all amounts owed thereunder by us will be forgiven, except to the extent that we had funds available outside of the Trust Account. As of March 31, 2017, we had an outstanding amount of $950,000 under the Loan to Sponsor, of which $125,305 was deposited to the Trust Account in January 2017. In April 2017, the Company deposited an additional fund of $125,305 to the Trust Account according to the Transfer Agreement.

If we do not complete an initial Business Combination by (i) October 1, 2017 or (ii) if prior to October 1, 2017, we publicly disclose that an extension past October 1, 2017 will not prevent us from maintaining the listing of our securities on NASDAQ, December 31, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 14, 2017 (our “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

AXAR ACQUISITION CORP.

Dated: May 8, 2017	By:	/s/ Andrew Axelrod
	Name:	Andrew Axelrod
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 8, 2017	By:	/s/ Lionel Benichou
	Name:	Lionel Benichou
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

