Form 10-Q
period 2017-06-30
Axar Acquisition Corp.
filed 2017-08-08
CIK 1615892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36669

Axar Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1434549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas - 30th Floor New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 356-6130

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 8, 2017 was 8,506,111.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q of Axar Acquisition Corp. (the “Company”) for the fiscal quarter ended June 30, 2017, the Company is restating (i) its audited consolidated financial statements as of and for the year ended December 31, 2016 and (ii) its unaudited condensed consolidated interim financial statements as of, and for the quarterly period ended March 31, 2017. The Company has restated these financial statements because the deferred fees payable to the underwriters of the Company's initial public offering (the "Deferred Fees") were reduced in October 2016 from $5.76 million to $277,467 and not reflected in the Company’s balance sheets at December 31, 2016 and March 31, 2017, as is described in further detail herein. The accounting for the deferred fees payable did not effect any previously reported operating expenses, interest income, net income, cash flows, assets, or stockholders equity.

The Company has not amended its previously filed Annual Report on Form 10-K or Quarterly Report on Form 10-Q for (i) its audited consolidated financial statements as of and for the year ended December 31, 2016 and (ii) its unaudited condensed consolidated interim financial statements as of, and for the quarterly period ended March 31, 2017 affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Company's Condensed Interim Financial Statements.

PART I

Item 1. Financial Statements.

AXAR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$259,459	$200,003
Prepaid expenses and other assets	37,000	100,120
Total current assets	296,459	300,123
Non-current assets:
Cash and marketable securities held in Trust Account	25,389,493	25,072,751
Total assets	$25,685,952	$25,372,874

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and accounts payable	$10,665	$45,409
Loan from related party	1,200,000	700,000
Franchise tax payable	10,500	-
Total current liabilities	1,221,165	745,409
Deferred underwriting commissions and advisory fees	277,467	277,467
Total liabilities	1,498,632	1,022,876

Commitments
Common stock subject to possible redemption; 1,893,915 and 1,934,101 shares (at redemption value of approximately $10.13 and $10.00 per share, respectively) as of June 30, 2017 and December 31, 2016, respectively	19,187,315	19,349,994

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 19,000,000 and 400,000,000 shares authorized; 6,612,196 and 6,572,010 shares issued and outstanding (excluding 1,893,915 and 1,934,101 shares subject to possible redemption) at June 30, 2017 and December 31, 2016, respectively	661	657
Additional paid-in capital	7,908,221	7,745,546
Accumulated deficit	(2,908,877)	(2,746,199)
Total stockholders’ equity	5,000,005	5,000,004
Total liabilities and stockholders’ equity	$25,685,952	$25,372,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXAR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	57,677	957,308	218,310	1,086,839
Franchise tax	5,250	45,000	10,500	90,000
Total operating expenses	62,927	1,002,308	228,810	1,176,839
Loss from operations	(62,927)	(1,002,308)	(228,810)	(1,176,839)

Interest income	40,558	99,771	66,132	180,173

Net loss	$(22,369)	$(902,537)	$(162,678)	$(996,666)

Weighted average shares outstanding, basic and diluted	$(0.00)	$(0.13)	$(0.02)	$(0.14)
Basic and diluted net loss per ordinary share (1)	6,597,681	7,045,813	6,585,057	7,171,212

(1) This number excludes an aggregate of up to 1,893,915 and 22,864,925 shares subject to conversion for the six months ended June 30, 2017 and 2016, respectively

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXAR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(162,678)	$(996,666)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(66,132)	(180,042)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	63,120	(20,000)
Accounts payable and accrued expenses	(34,744)	693,751
Due to affiliates	-	(30,000)
Franchise tax payable	10,500	(98,877)
Net cash used in operating activities	(189,934)	(631,834)

Cash flows from investing activities:
Proceeds from loan to related party deposited to Trust Account	(250,610)	(180,042)
Interest on Trust Account	-	180,042
Withdrawal from Trust Account funds for payment of Delaware franchise tax	-	107,503
Net cash provided by (used in) investing activities	(250,610)	107,503

Cash flows from financing activities:
Proceeds received from loan from related party	500,000	-
Reimbursement of offering costs	-	2,817
Net cash provided by financing activities	500,000	2,817

Net increase (decrease) in cash and cash equivalents	59,456	(521,514)

Cash and cash equivalents - beginning	200,003	700,873

Cash and cash equivalents - ending	$259,459	$179,359

Supplemental disclosure of noncash investing and financing activities:
Reversal of deferred underwriting commissions and advisory fees	$-	$2,640,000
Change in value of common stock subject to possible redemption	$(162,679)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

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

Effective upon the closing of the Transfer Agreement (as defined in Note 6) between the Sponsor and ARC, (i) Andrew Axelrod was appointed as Chief Executive Officer and Executive Chairman of the Board of Directors, Lionel Benichou was appointed as Chief Financial Officer, and (ii) Nicholas S. Schorsch, Nicholas Radesca and William Kahane each resigned from their positions as officers and directors of the Company.

Business Purpose

The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended of the “Securities Act” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The Company’s management has broad discretion with respect to the initial Business Combination. However, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”, see Note 4) was declared effective by the Securities and Exchange Commission (the “SEC”) on October 1, 2014. On October 7, 2014, the Company consummated the Public Offering of 24,000,000 units (“Public Units” and, with respect to the common stock and warrants to purchase common stock included in the Public Units, the “Public Shares” and “Public Warrants”) at $10.00 per Public Unit, generated gross proceeds of $240 million and, in connection therewith, incurred offering costs of approximately $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined in Note 4), payable upon the consummation of the initial Business Combination. In January and October 2016, the consultant and the underwriter agreed to reduce the Deferred Fees to $277,467 (see Note 2 and 3).

Simultaneously with the consummation of the Public Offering, ARC, the Company’s former sponsor, purchased 6,550,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (“Private Placement”), generated gross proceeds of $6.55 million (see Note 6).

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

June 30, 2017

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

At the Special Meeting, stockholders holding 21,493,889 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. As a result, an aggregate of approximately $215 million (or approximately $10.00 per share) was removed from the Trust Account to pay such stockholders. As of June 30, 2017, the Company had approximately $25.4 million in its Trust Account, and the conversion amount per share in connection with a Business Combination or liquidation would have been approximately $10.13 per share. An additional amount of approximately $125,300 was deposited into the Trust Account in each of January and April 2017 pursuant to the Transfer Agreement between the Sponsor and ARC (as defined in Note 6), which amount will be added on a pro rata basis to the per share redemption amount in connection with an initial Business Combination or liquidation of the Trust Account.

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

June 30, 2017

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

2.	Restatement of Previously Issued Financial Statements

In preparation of the Company’s condensed financial statements for the six months ended June 30, 2017, the Company concluded it should correct the Deferred Fees amount payable to the underwriters. In October 2016, the underwriters agreed to reduce to Deferred Fees from $5.76 million to $277,467; thus, an aggregate of approximately $5.5 million should have been reversed from deferred underwriting commissions and advisory fees and additional paid-in capital and the subsequent reclass to common stock subject to possible redemption on the Company’s accompanying Balance Sheet at March 31, 2017 and December 31, 2016.

The following table summarizes the effect of the restatement to the Company’s financial statements for (i) its audited financial statements as of and for the year ended December 31, 2016, and (ii) its unaudited condensed interim financial statements as of, and for the quarterly period ended March 31, 2017. There were no changes to the statement of operations and cash flows for December 31, 2016 and March 31, 2017.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

	December 31, 2016
	As Previously Reported	Revisions	As Restated
Assets
Current assets:
Cash and cash equivalents	$200,003	$-	$200,003
Prepaid expenses and other assets	100,120	-	100,120
Total current assets	300,123	-	300,123
Non-current assets:
Cash and marketable securities held in Trust Account	25,072,751	-	25,072,751
Total assets	$25,372,874	$-	$25,372,874

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and accounts payable	$45,409	$-	$45,409
Loan from related party	700,000	-	700,000
Franchise tax payable	-	-	-
Total current liabilities	745,409	-	745,409
Deferred underwriting commissions and advisory fees	5,760,000	(5,482,533)	277,467
Total liabilities	6,505,409	(5,482,533)	1,022,876

Commitments
Common stock subject to possible redemption	13,867,460	5,482,534	19,349,994

Stockholders’ Equity:
Preferred stock, $0.0001 par value	-	-	-
Common stock, $0.0001 par value	712	(55)	657
Additional paid-in capital	7,745,492	54	7,745,546
Accumulated deficit	(2,746,199)	-	(2,746,199)
Total stockholders’ equity	5,000,005	(1)	5,000,004
Total liabilities and stockholders’ equity	$25,372,874	$-	$25,372,874

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

	March 31, 2017 (unaudited)
	As Previously Reported	Revisions	As Restated
Assets
Current assets:
Cash and cash equivalents	$277,541	$-	$277,541
Prepaid expenses and other assets	59,750	-	59,750
Total current assets	337,291	-	337,291
Non-current assets:
Cash and marketable securities held in Trust Account	25,223,630	-	25,223,630
Total assets	$25,560,921	$-	$25,560,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and accounts payable	$118,515	$-	$118,515
Loan from related party	950,000	-	950,000
Franchise tax payable	5,250	-	5,250
Total current liabilities	1,073,765	-	1,073,765
Deferred underwriting commissions and advisory fees	5,760,000	(5,482,533)	277,467
Total liabilities	6,833,765	(5,482,533)	1,351,232

Commitments
Common stock subject to possible redemption	13,727,147	5,482,534	19,209,681

Stockholders’ Equity:
Preferred stock, $0.0001 par value	-	-	-
Common stock, $0.0001 par value	714	(54)	660
Additional paid-in capital	7,885,803	53	7,885,856
Accumulated deficit	(2,886,508)	-	(2,886,508)
Total stockholders’ equity	5,000,009	(1)	5,000,008
Total liabilities and stockholders’ equity	$25,560,921	$-	$25,560,921

3.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2017 and Note 2 of this filing. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Investments Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an initial Business Combination and to pay its tax obligation. As of June 30, 2017, there was approximately $268,000 of interest income held in the Trust Account available to be released to the Company.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As the Company reported a net loss for the three and six months ended June 30, 2017 and 2016, the effect of the 12,000,000 warrants issued in the Public Offering, 6,550,000 warrants issued in connection with the private placement, and 1,253,055 warrants issued as dividends have not been considered in the diluted loss per common share because their effect would be anti-dilutive. An aggregate of 1,893,915 and 22,864,925 common stock subject to possible redemption at June 30, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented on the Company’s accompanying Balance Sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred in connection with the Public Offering and that were charged to stockholders’ equity. Upon the consummation of the Public Offering, an aggregate of $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined in Note 4) was charged to stockholders’ equity. In January 2016, upon the consultant’s inability to provide agreed services, an aggregate of $2.64 million in Deferred Fees were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital as reflected on the Company’s accompanying Balance Sheet at June 30, 2017 and December 31, 2016 (see Note 4). In October 2016, the underwriters agreed to reduce to Deferred Fees from $5.76 million to $277,467; thus, an aggregate of approximately $5.5 million were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital as reflected on the Company’s restated Balance Sheet at March 31, 2017 and December 31, 2016.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Accordingly, at June 30, 2017 and December 31, 2016, 1,893,915 and 1,934,101 Public Shares were classified outside of permanent equity at its redemption value, respectively.

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

4.	Public Offering

On October 7, 2014, the Company completed the Public Offering pursuant to which it sold 24,000,000 Public Units at a price of $10.00 per Unit, generated gross proceeds of $240 million. Offering costs associated with the Public Offering were approximately $13.3 million, inclusive of $4.8 million of underwriting fees paid upfront, and $8.4 million of Deferred Fees (as defined below), payable upon the consummation of the initial Business Combination. In January 2016, upon the consultant’s inability to provide agreed services, an aggregate of $2.64 million in Deferred Fees were reversed from deferred underwriting commissions and advisory fees and additional paid-in capital on the Company’s accompanying Balance Sheets. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one-half of one redeemable common stock purchase warrant, the Public Warrants. On October 7, 2016, following approval of the proposals at the Special Meeting, the Company amended the warrant agreements for all of the 12,000,000 outstanding Public Warrants to convert all outstanding Public Warrants into rights to receive $0.15 per Public Warrant upon the consummation of a Business Combination, for an aggregate amount of $1.8 million, payable in cash or shares of the Company’s common stock at the discretion of the Company.

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

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In October 2016, the underwriters agreed to reduce the Deferred Fees from $5.76 million to $277,467, but was not adjusted in the Company’s financial statements for prior periods. The Company identified this error in the quarter ended June 30, 2017 and concluded that the error is not material to the previously reported periods. As a result, the reversal of $5.5 million in deferred underwriting commissions and advisory fees and additional paid-in capital was corrected in the quarter ended June 30, 2017.

5.	Warrant Dividends

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

6.	Related Party Transactions

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

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Pursuant to the Transfer Agreement, the Sponsor agreed to lend the Company on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300, which amounts would be deposited in the Trust Account (“Trust Loan”). The Sponsor has also agreed to provide a loan to the Company for up to $2 million for working capital and other expenses (together with Trust Loan, “Loan”). The Loan would be non-interest bearing and repayable by the Company to the Sponsor upon consummation of an initial Business Combination. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company has funds available outside of the Trust Account. As of June 30, 2017, the Company had an outstanding amount of $1.2 million under the Loan from the Sponsor, of which approximately $251,000 was deposited in the Trust Account during the six months ended June 30, 2017.

Compensation Reimbursement Agreement

On October 1, 2014, the Company entered into an agreement to pay ARC an amount not to exceed $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf, commencing on the date the Company’s securities are first listed on NASDAQ (the “Compensation Reimbursement Agreement”). During the six months ended June 30, 2016, the Company incurred $90,000 related to services under this agreement.

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

7.	Deferred Underwriting Commissions

Upon closing of the Initial Public Offering, the Company is committed to pay a portion of the Deferred Fees totaling $5.76 million, or 2.4% of gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of an initial Business Combination. In October 2016, the underwriters agreed to reduce the Deferred Fees from $5.76 million to $277,467, which represents 2.4% of the total amount in the Company’s Trust Account corresponding to the outstanding public shares not held by the Company’s Sponsor on such date.

The underwriters will not be entitled to any interest accrued on their portion of the Deferred Fees, and no portion of the Deferred Fee is payable to the underwriters if there is no initial Business Combination.

AXAR ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

8.	Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$25,389,493	$25,389,493	$-	$-

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds held in Trust Account	$25,072,751	$25,072,751	$-	$-

9.	Stockholders’ Equity

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

At June 30, 2017 and December 31, 2016, there were 8,506,111 shares of common stock outstanding, including 1,893,915 and 1,934,101 shares that were subject to possible redemption, respectively.

Preferred Stock - The authorized preferred stock of the Company includes up to 1,000,000 shares. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding.

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

Restatement

In this Form 10-Q, we are restating (i) our audited consolidated financial statements as of and for the year ended December 31, 2016, and (ii) our unaudited condensed consolidated interim financial statements as of, and for the quarterly period ended March 31, 2017. The accounting for the deferred fees payable did not effect any previously reported operating expenses, interest income, net income, cash flows, assets, or stockholders equity.

The restatement results from our effort to correct the Deferred Fees amount payable to the underwriters. In October 2016, the underwriters agreed to reduce to Deferred Fees from $5.76 million to $277,467; thus, an aggregate of approximately $5.5 million should have been reversed from deferred underwriting commissions and advisory fees and additional paid-in capital and the subsequent reclass to common stock subject to possible redemption on our Balance Sheets at March 31, 2017 and December 31, 2016.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for (i) our audited consolidated financial statements as of and for the year ended December 31, 2016, and (ii) our unaudited condensed consolidated interim financial statements as of, and for the quarterly period ended March 31, 2017 affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Critical Accounting Policy

Common Stock Subject to Possible Redemption

Under our amended and restated certificate of incorporation, all of the Public Shares may be redeemed for cash in connection with our liquidation or a tender offer or stockholder approval in connection with an initial Business Combination. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of our company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem the Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Accordingly, at June 30, 2017 and December 31, 2016, 1,893,915 and 1,934,101 Public Shares were classified outside of permanent equity at its redemption value, respectively.

Results of Operations

For the three months ended June 30, 2017 and 2016, we had a net loss of approximately $22,000 and $903,000, respectively.

For the six months ended June 30, 2017 and 2016, we had a net loss of approximately $163,000 and $997,000, respectively.

Through June 30, 2017, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust Account and cash outside of the Trust Account.

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

As of June 30, 2017, we had approximately $259,000 in our operating bank account, which excludes interest income available to us to pay franchise and income taxes of approximately $268,000 from our investments in the Trust Account.

Through June 30, 2017, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the ARC in exchange for the issuance of the founder shares, $79,702 in loans from ARC and approximately $88,000 due to affiliate, which were fully paid on October 8, 2014, the proceeds not held in trust resulted from the consummation of the Public Offering and the Private Placement, and $950,000 in loans from the current Sponsor. In addition, ARC contributed approximately $770,000 to capital in October 2016 to pay for our outstanding payables.

Pursuant to the Transfer Agreement, the Sponsor agreed to lend us on January 1, 2017 and on the first business day of each of the following three fiscal quarters commencing thereafter (or, if the Extension date is October 1, 2017, the following two fiscal quarters commencing thereafter) approximately $125,300, which amounts will be deposited in the Trust Account (“Trust Loan”). The Sponsor has also agreed to provide a loan to us for up to $2 million for working capital and other expenses (together with Trust Loan, “Loan”). The Loan will be non-interest bearing and repayable by us to the Sponsor upon consummation of an initial Business Combination. If a Business Combination is not consummated, the note will not be repaid and all amounts owed thereunder by us will be forgiven, except to the extent that we had funds available outside of the Trust Account. As of June 30, 2017, we had an outstanding amount of $1,200,000 under the Loan to Sponsor, of which an aggregate of approximately $251,000 was deposited to the Trust Account during the six months ended June 30, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2016 and March 31, 2017, due solely to the material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Our management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for material agreements and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

AXAR ACQUISITION CORP.

Dated: August 8, 2017	By:	/s/ Andrew Axelrod
	Name:	Andrew Axelrod
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 8, 2017	By:	/s/ Lionel Benichou
	Name:	Lionel Benichou
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

